Form 10KSB
period 1999-09-30
WESTBOROUGH FINANCIAL SERVICES INC
filed 2000-02-10
CIK 1087843

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1999

                         Commission File No.: 000-27997

                      WESTBOROUGH FINANCIAL SERVICES, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

        UNITED STATES                                       APPLICATION PENDING
(STATE OR OTHER JURISDICTION OF                               (I.R.S.EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


              100 E. MAIN STREET, WESTBOROUGH, MASSACHUSETTS 01581
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                 (508) 366-4111
                           (ISSUER'S TELEPHONE NUMBER)

Securities registered pursuant to section 12(b) of the Exchange Act:

Title of each class                        Name of Exchange on which registered:
COMMON STOCK, PAR VALUE $0.01 PER SHARE              OTC BULLETIN BOARD


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No
___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The revenues for the issuer's fiscal year ended September 30, 1999 are $11,853,000.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On February 9, 2000: $-0-. As of February 9, 2000, no shares of common equity were issued and outstanding.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had no shares outstanding as of February 9, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one):
Yes       No X
   ---      ---

                                                 TABLE OF CONTENTS
                                                                                                               PAGE
PART I

         ITEM 1.           BUSINESS...............................................................................1
         ITEM 2.           DESCRIPTION OF PROPERTY...............................................................39
         ITEM 3.           LEGAL PROCEEDINGS.....................................................................40
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................40

PART II

         ITEM 5.           MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                           STOCKHOLDER MATTERS...................................................................40
         ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS...................................................41
         ITEM 7.           FINANCIAL STATEMENTS..................................................................56
         ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE...................................................56

PART III

         ITEM 9.           DIRECTORS AND PRINCIPAL OFFICERS OF THE BANK..........................................56
         ITEM 10.          EXECUTIVE COMPENSATION................................................................59
         ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT............................................................................64
         ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................64
         ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K......................................................64

SIGNATURES.......................................................................................................66

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         Westborough Financial Services, Inc. (the "Company") is a Massachusetts-chartered stock holding company for The Westborough Bank (referred to herein in both stock and mutual form as the "Bank," formerly known as Westborough Savings Bank), a Massachusetts-chartered stock savings bank which conducts business from its main office located in Westborough, Massachusetts. In accordance with the Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance Plan (the "Plan of Reorganization"), the Bank intends to reorganize into a "two-tiered" mutual holding company structure (the "Reorganization"). In connection with the Reorganization: (1) the Bank will form Westborough Bancorp, MHC (the "MHC"), a Massachusetts-chartered mutual holding company, which will be the majority owner of the Company; (2) the Bank will convert from a Massachusetts-chartered mutual savings bank to a Massachusetts-chartered stock savings bank and issue 100% of its capital stock to the Company; and (3) the Company will issue shares of its common stock, $0.01 per share (the "Common Stock"), to the public at a price of $10.00 per share in a subscription, community and syndicated offering (the "Offering"). It is anticipated that up to 35% of the shares issued in the Reorganization, will be sold to the public and 65% of the shares will be issued in the Reorganization. The Company's sole business activity consists of the business of the Bank.

         In the future, the Company will consider using some of the proceeds of the Offering retained by it to expand its operations in its existing primary market and other nearby areas by acquiring other financial institutions which could be merged with the Bank or operated as separate subsidiaries. Presently, there are no agreements or understandings for expansion of the Company's operations. The Company's Common Stock will be traded on the Over the Counter Bulletin Board under the symbol "WFSM." Unless otherwise disclosed, the information presented in this Report on Form 10-KSB represents the activity of the Bank and its subsidiaries for the fiscal year ended September 30, 1999.

         The Bank is a community- and customer-oriented retail bank offering traditional deposit products, residential and commercial real estate mortgage loans and, to a lesser extent, consumer and commercial loans. The Bank operates five full service banking offices located in the towns of Westborough, Northborough and Shrewsbury, Massachusetts. The Bank also operates a non-public, self-contained office at the "Willows," a retirement community located in Westborough. Together, these offices serve the Bank's "primary market area" consisting of Westborough, Northborough, Shrewsbury, Grafton, Southborough and Hopkinton, Massachusetts.

         At September 30, 1999, the Bank had total loans of $93.9 million, of which $83.2 million, or 88.6%, were residential first mortgage loans. Of the residential first mortgage loans outstanding at that date, 36.7% were adjustable-rate mortgage loans and 63.3% were fixed-rate loans. The Bank retains substantially all of the loans that it originates. The Bank also invests in mortgage-backed and investment securities, consisting primarily of U.S. government, government agency and corporate securities. The Company also invests in long and short-term investment grade marketable securities and other liquid investments. The Bank's investment portfolio equaled $64.5 million, or 36.9% of its total assets at September 30, 1999.

MARKET AREA

         The Bank conducts its operations out of its main office in Westborough, Massachusetts. It also operates four other full service branches in the towns of Westborough, Northborough and Shrewsbury, Massachusetts and a non-public, self-contained office at the "Willows," a retirement community in Westborough. The Bank's deposits are gathered from the general public in these towns and the surrounding communities. The Bank's lending activities are concentrated primarily in the towns where it has offices, as well as in the town of Grafton, Massachusetts. These towns are located in east central Massachusetts, near the central Route 495 belt.

         The Bank's market area has grown steadily to achieve a blend of industry, office parks and residences. The town of Westborough is approximately 12 miles east of Worcester and 29 miles west of Boston, located at the junction of major interstate highways constructed in the 1950s and 1960s. The convenient access provided by Routes 20, 9, I-90 and I-495 has contributed to the diverse economic base consisting of a retail and commercial section, and a high-tech manufacturing section.

         Among the largest employers in the Bank's market area are EMC, New England Electric Systems, Massachusetts Electric Company, First Data Investors and ASTRA Pharmaceutical. The Tufts University School of Veterinary Medicine also is located in the Bank's market area.

         Public transportation within the Bank's market area is expanding with the addition of two new mass transit stations. The Massachusetts Bay Transportation Authority is currently constructing a station in Grafton and has plans to construct a station in Westborough in late 2000. These stations will provide direct access to Worcester and Boston for residents in the Bank's market area. Since 1980, the Bank's primary market area has experienced increases in both population and households as individuals and families moved from urban areas surrounding Boston to more outlying areas with lower cost and newer housing stock.

         The Bank's future growth opportunities will be influenced by the growth and stability of the statewide and regional economies, other demographic population trends and the competitive environment. The Bank believes that it has developed lending products and marketing strategies to address the diverse credit-related needs of the residents in its market area.

BUSINESS STRATEGY

         Historically, the Bank's primary management strategy has been to offer savings and certificate of deposit accounts and residential mortgage loans in the market area of Westborough, Massachusetts and surrounding communities. At September 30, 1999, 88.6% of the Bank's loan portfolio consisted of one- to four-family residential first mortgage loans, with relatively few commercial real estate or commercial loans in its portfolio. In recent years, the Bank has adopted a growth-oriented strategy that has focused on expanding its product lines and services, providing expanded delivery systems for its customers and extending its branch network. The Bank believes that this business strategy is best for its long-term success and viability, and complements its existing commitment to high quality customer service. In connection with the Bank's overall growth strategy, it seeks to:

         o continue to focus on expanding its residential lending and retail banking franchise, and increasing the number of households served within its market area;

         o expand its commercial banking products and services for small- and medium-sized businesses, as a means to increase the yield on its loan portfolio and to attract lower cost transaction deposit accounts;

         o        expand its branch network to increase its market share;

         o increase the use of alternative delivery channels, such as on-line and telephonic banking; and

         o offer a variety of uninsured products and services as a means to compete for an increased share of its customers' financial service business.

         In order to create a platform for the accomplishment of the Bank's goals, the Bank has begun to make significant investments in its physical infrastructure and human and technological resources. In particular, the Bank intends to expand and renovate its main office. The estimated cost of the expansion and renovation is approximately $2.5 million. Such investments have been and, in the future, will be necessary to ensure that adequate resources are in place to offer increased products and services. As a result, for a period of time, the Bank expects operating expenses to increase and net income to be adversely impacted. The Bank believes, however, that its long-term profitability should improve as it realizes the benefits of diversified product lines and market share growth.

         Following the Reorganization, the Bank intends to apply proceeds from the Offering to further the objectives of its growth-oriented strategy. The Bank may also use proceeds from the offering to acquire branch offices and make other acquisitions.

LENDING ACTIVITIES

         GENERAL. The Bank originates loans through its offices located in Westborough, Massachusetts and the surrounding communities. The principal lending activities of the Bank are the origination of first mortgage loans for the purpose of purchasing or refinancing owner-occupied, one-to four-family residential properties. To a lesser extent, the Bank also originates commercial real estate loans, consumer loans and commercial loans.

         The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and percentages at the dates indicated.

                                                                                AT SEPTEMBER 30,
                                                                                ----------------
                                                                   1999                                 1998
                                                                   ----                                 ----
                                                                           PERCENT                              PERCENT
                                                                              OF                                   OF
                                                         AMOUNT             TOTAL             AMOUNT             TOTAL
                                                         ------             -----             ------             -----
                                                                                                    (IN THOUSANDS)
REAL ESTATE LOANS:
    Fixed rate mortgage...........................    $   52,674             56.12%        $   47,239             55.81%
    Variable rate mortgage........................        30,485             32.48             27,384             32.36
    Commercial....................................         3,198              3.41              2,743              3.24
    Home equity lines of  credit..................         3,598              3.83              3,918              4.63
                                                      ----------         ---------         ----------         ---------
        Total real estate loans...................        89,955             95.84             81,284             96.04
                                                      ----------         ---------         ----------         ---------

CONSUMER LOANS:
    Personal......................................           571              0.61                858              1.01
    Deposit secured ..............................           651              0.69                676              0.80
    Home improvement..............................           199              0.21                132              0.16
                                                      ----------         ---------         ----------         ---------
        Total consumer loans......................         1,421              1.51              1,666              1.97
                                                      ----------         ---------         ----------         ---------

COMMERCIAL LOANS:
    Commercial lines of credit....................         1,029              1.10                599              0.71
    Commercial installment........................         1,457              1.55              1,087              1.28
                                                      ----------         ---------         ----------         ---------
        Total commercial loans....................         2,486              2.65              1,686              1.99
                                                      ----------         ---------         ----------         ---------

Total loans.......................................        93,862            100.00%            84,636            100.00%
                                                                         =========                            =========

ADJUSTED BY:
    Unadvanced loan funds.........................        (1,013)                              (1,570)
    Net deferred loan origination
        costs.....................................           122                                  109
    Allowance for loan loss.......................          (879)                                (827)
                                                      ----------                           ----------
        Net loans.................................    $   92,092                           $   82,348
                                                      ==========                           ==========



                                                             AT SEPTEMBER 30,
                                                             ----------------
                                                                   1997
                                                                   ----
                                                                           PERCENT
                                                                              OF
                                                         AMOUNT             TOTAL
                                                         ------             -----
                                                              (IN THOUSANDS)
REAL ESTATE LOANS:
    Fixed rate mortgage...........................    $   29,450             40.64%
    Variable rate mortgage........................        33,812             46.66
    Commercial....................................         2,915              4.02
    Home equity lines of  credit..................         3,859              5.33
                                                      ----------         ---------
        Total real estate loans...................        70,036             96.65
                                                      ----------         ---------

CONSUMER LOANS:
    Personal......................................         1,069              1.48
    Deposit secured ..............................           557              0.77
    Home improvement..............................            73              0.10
                                                      ----------         ---------
        Total consumer loans......................         1,699              2.35
                                                      ----------         ---------

COMMERCIAL LOANS:
    Commercial lines of credit....................           293              0.40
    Commercial installment........................           437              0.60
                                                      ----------         ---------
        Total commercial loans....................           730              1.00
                                                      ----------         ---------

Total loans.......................................        72,465            100.00%
                                                                         =========

ADJUSTED BY:
    Unadvanced loan funds.........................        (1,177)
    Net deferred loan origination
        costs.....................................            78
    Allowance for loan loss.......................          (786)
                                                      ----------
        Net loans.................................    $   70,580
                                                      ==========


         RESIDENTIAL MORTGAGE LOANS. The Bank's primary lending emphasis is the origination of first mortgage loans secured by one- to four-family properties that serve as the primary or secondary residence of the owner. As of September 30, 1999, loans on one-to four-family residential properties accounted for 88.6% of the Bank's total loan portfolio.

         Most of the Bank's loan originations are from existing or past customers, members of the Bank's local communities or referrals from local real estate agents, attorneys and builders. The Bank believes that its branch network, particularly as it expands, is a significant source of new loan generation. The Bank also has a call program to real estate agents in its market area to develop referral relationships between agents and the Bank.

         The Bank currently offers loans that conform to underwriting standards specified by FannieMae ("conforming loans") and also originates nonconforming loans, as described below. These loans may be fixed-rate one- to four-family mortgage loans or adjustable-rate one- to four-family mortgage loans with maturities of between 5 and 30 years. The non-conforming loans generally follow FannieMae guidelines except that the loan amount exceeds FannieMae guidelines' maximum limit of $240,000. The average size of the Bank's first mortgage loans originated during the year ended September 30, 1999 and the year ended September 30, 1998 was $156,000 and $163,000, respectively. The average size of the Bank's first mortgage loans was $104,178 at September 30, 1999. The Bank is an approved seller/servicer for FannieMae. From time to time, the Bank has sold loans in the secondary market although such sales have been infrequent. The loans that the Bank sells are all fixed-rate mortgage loans with terms of 30 years. Such loans, however, continue to be serviced by the Bank.

         The Bank's originations of first mortgage loans amounted to $31.3 million in fiscal year 1999, $32.3 million in fiscal year 1998 and $25.9 million in fiscal year 1997. A significant number of the Bank's first mortgage loan originations have been the result of refinancing of its existing loans due to the relatively low interest rate levels over the past three years.

         The Bank offers a variety of Adjustable Rate Mortgages ("ARMs") and fixed-rate one- to four-family mortgage loans with maximum loan-to-value ratios that depend on the type of property and the size of loan involved. The loan-to-value ratio is the loan amount divided by the appraised value of the property. The loan-to-value ratio is a measure commonly used by financial institutions to determine exposure to risk. The majority of the Bank's loans on owner-occupied one- to four-family homes are originated with a loan-to-value ratio of 80% or less. On occasion, under limited circumstances, the Bank has made loans on owner-occupied one- to four-family homes with a loan-to-value ratio of up to 95%. In such cases, the borrower is required to obtain mortgage insurance.

         The Bank currently offers fixed-rate mortgage loans with terms of 15, 20, 25 and 30 years secured by one- to four-family residences. The Bank prices its interest rates on fixed-rate loans to be competitive in light of market conditions.

         The Bank currently offers a variety of ARM loans secured by one- to four-family residential properties that initially adjust after one year, three years, five years, seven years or ten years. After the initial adjustment period, ARM loans adjust on an annual basis. The ARM loans that the Bank currently originates have a maximum 30 year amortization period and are subject to the same loan-to-value ratios applicable to fixed-rate mortgage loans described above. The interest rates on ARM loans fluctuate based upon a spread above the average yield on United States treasury securities and generally are subject to a maximum increase of 2% per adjustment period and a limitation on the aggregate adjustment of 6% over the life of the loan. The Bank originated $11.1 million and $11.7 million of one- to four-family ARM loans in the years ended

September 30, 1999 and 1998, respectively. At September 30, 1999, 32.5% of the Bank's total loans consisted of ARM loans.

         The volume and types of ARM loans the Bank originates have been affected by the level of market interest rates, competition, consumer preferences and the availability of funds. During fiscal years 1998 and early 1999, the Bank experienced a decreased demand for ARM loans due to the continued low interest rate environment. As the interest rates slowly increased, so did the demand for ARM loans. Although the Bank will continue to offer ARM loans, it cannot guarantee that it will be able to originate a sufficient volume of ARM loans to increase or maintain the proportion that these loans bear to its total loans.

         The retention of ARM loans in the Bank's loan portfolio helps reduce its exposure to increases in interest rates. However, ARM loans can pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower may rise. This increases the potential for default.

         The Bank's home equity credit line loans, which totaled $3.6 million, or 3.8% of total loans at September 30, 1999, are fixed- and adjustable-rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences located in the Bank's market area. Interest rates on home equity credit lines are based upon the "prime rate" as published in the "Money Rates" section of the Wall Street Journal (the "index") with a minimum monthly principal payment of one-half of 1% of the outstanding principal balance of the loan. The maximum credit line available is equal to the lesser of $100,000 and 80% of the Bank's appraisal of the property or 50% of the tax assessment on the property, in each case less the first mortgage balance. Such loans also have a maximum term of 15 years. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, cannot exceed 80% of the appraised value of the property.

         In conjunction with the Bank's residential mortgage lending, the Bank offers construction loans to the future occupants of single family homes. At September 30, 1999, $2.9 million, or 3.1% of the Bank's total loan portfolio consisted of gross residential construction loans. Unadvanced funds on these loans amounted to $0.9 million at September 30, 1999, resulting in a net balance of $2.0 million. These loans typically have a term of twelve months and are structured to become permanent loans upon the completion of construction. All such loans are secured by first liens on the property and are subject to a maximum loan-to-value ratio of 80%, which is based upon the anticipated value of the property. During the construction period, the interest rate for construction loans to individuals is 50 basis points below the index. Loans involving construction financing present a greater risk than loans for the purchase of existing homes since collateral values and construction costs can only be estimated at the time the loan is approved.

         COMMERCIAL REAL ESTATE LOANS. Origination of loans secured by commercial real estate is a growing area of lending for the Bank. At September 30, 1999, commercial real estate mortgage loans totaled $3.2 million, or 3.4% of total loans. These loans are generally secured by office buildings, condominiums, retail establishments and churches located within the Bank's market area.

         The Bank's commercial real estate loans are offered on a fixed- and adjustable-rate basis. Typical terms for such loans provide for a maximum seven-year repricing term with a 20 year amortization and a balloon payment in five to seven years, and an interest rate based upon the index. Loans on commercial properties are also subject to a maximum loan-to-value ratio of 80% for the acquisition of the property and 75% for refinancing of the property.

         Pursuant to the Bank's underwriting standards, a number of factors are considered before a commercial real estate loan is made. The Bank evaluates qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the underlying property. Factors that the Bank considers in evaluating the underlying property include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of operating income to debt service) and, as noted above, the ratio of the loan amount to the appraised value of the property.

         Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Such loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project decreases, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired.

         The Bank's real estate loan portfolio also includes construction loans to builders and developers of residential properties within the Bank's market area. At September 30, 1999, $1.5 million, or 1.6% of the Bank's total loan portfolio, consisted of gross commercial construction loans. Unadvanced funds on these loans amounted to $0.1 at September 30, 1999, resulting in a net balance of $1.3 million.

         Construction loans to builders typically are in amounts equal to 70% of the value of the property upon completion. Construction loans generally have twelve month terms with a floating interest rate based upon the index. In addition to securing the loan with the property under construction, the Bank generally obtains personal guarantees from the borrower. The proceeds of such loans are disbursed after certification by in-house personnel that specified stages of construction have been completed.

         Construction lending is generally considered to carry a higher level of risk than permanent mortgage financing because of the uncertainty of the value of the collateral upon completion. Repayment of such loans are also dependent upon the successful completion of the project and can be adversely affected by market conditions and other factors not within the control of the Bank or the borrower. The Bank seeks to control such risks by tying the amount of the loan advanced to the completion of construction and monitoring subcontractors to ensure that loan proceeds are applied appropriately.

         CONSUMER LOANS. At September 30, 1999, $1.4 million, or 1.5% of the Bank's total loans, consisted of consumer loans such as personal, deposit secured and fixed-rate home improvement loans. Consumer loans generally have shorter terms to maturity, which reduces the Bank's exposure to changes in interest rates. Consumer loans also carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, the Bank believes that offering consumer loan products helps to expand and create stronger ties to the Bank's existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

         The Bank's personal loans consist of unsecured loans to individuals and secured loans for the purchase of new and used automobiles. The Bank's unsecured loans have a maximum term of 48 months. The terms of the Bank's automobile loans generally are determined by the age and condition of the vehicle. At September 30, 1999, the Bank's personal loans totaled $0.6 million, or 0.6% of total loans.

         The Bank also makes loans secured by deposit accounts up to 90% of the amount of the depositor's savings account balance. The rate for such loans is 2.0% higher than the rate paid on regular savings accounts and 3.0% higher than the rate paid on term deposits. Deposit secured loans totaled $0.7 million, or 0.7% of total loans at September 30, 1999.

         The Bank offers fixed-rate home improvement loans in amounts equal to that available for home equity credit line loans as discussed above. These loans are secured by owner-occupied one- to four-family residences for terms of up to 10 years. At September 30, 1999, these loans totaled $0.2 million, or 0.2% of total loans. Interest rates on fixed-rate home improvement loans are periodically set by the Bank's Loan Committee, consisting of the Bank's President, Treasurer and Senior Loan Officer, after consultation with the Board of Investment and are based on market conditions. The underwriting terms and procedures applicable to these loans are substantially the same as for the Bank's home equity credit line loans.

         COMMERCIAL LOANS. The Bank recently has made a commitment to small business lending by developing certain products and services for the small- and medium-sized businesses located in the Bank's market area. Such services are designed to give business owners borrowing opportunities for, among other things, modernization, inventory, equipment, consolidation and working capital. In addition, the Bank has tailored certain products and services, such as its business checking accounts and treasury and tax loan service, to better serve the needs of local businesses. The Bank also became an approved lender of the Small Business Administration. At September 30, 1999, $2.5 million, or 2.7% of the Bank's total loans, consisted of commercial loans. The Bank expects that commercial loans will comprise a growing portion of its total loan portfolio in the future.

         Commercial loans generally are limited to terms of five years or less. Substantially all commercial loans have variable interest rates tied to the prime rate. Whenever possible, the Bank collateralizes these loans with a lien on commercial real estate or, alternatively, with a lien on business assets and equipment and the personal guarantees of the borrower's principal officers.

         The Bank's commercial services are administered by the Bank's loan department. Recently, the Bank hired an experienced commercial loan officer with considerable commercial lending expertise, including 13 years of banking experience in Massachusetts and personal ties to Westborough. The Bank also intends to add additional qualified employees as market conditions warrant.

         Commercial loans generally are considered to involve a higher degree of risk than residential mortgage loans because the primary collateral may be in the form of intangible assets and/or inventory subject to market obsolescence. Commercial loans also may involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial lending ordinarily requires substantially greater oversight efforts compared to residential real estate lending. To minimize these risks, the Bank conducts periodic reviews of the commercial loan portfolio to ensure adherence to underwriting standards and policy requirements.

         ORIGINATION OF LOANS. The Bank's lending activities are conducted through its main and branch offices. The Bank's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future levels of interest rates.

         The following table sets forth information with respect to originations, sales of loans and principal payments for the periods indicated.




                                                                    FOR THE YEAR ENDED SEPTEMBER 30,
                                                                    --------------------------------
                                                          1999                  1998                  1997
                                                          ----                  ----                  ----
                                                                          (IN THOUSANDS)
LOANS, NET:
   Balance outstanding at beginning of period .....    $ 82,348              $ 70,580              $ 65,243

ORIGINATIONS:
   Mortgage loans:
     Residential...................................      31,280                32,346                25,928
     Commercial....................................       1,583                   476                 3,217
     Home equity lines of credit...................       3,198                 3,397                 3,187
                                                       --------              --------              --------
       Total mortgage originations.................      36,061                36,219                32,332
   Commercial loans................................       1,987                 1,438                   865
   Consumer loans .................................       1,825                 1,275                   904
                                                       --------              --------              --------
       Total originations..........................      39,873                38,932                34,101
                                                       --------              --------              --------

LESS:
   Principal repayments, unadvanced funds and
      other, net:                                       (30,077)              (26,780)              (28,548)
   Sale of mortgage loans, principal balance.......           -                  (269)                 (120)
   Provision for loan losses.......................         (45)                  (39)                  (96)
   Net loan charge-offs............................          (7)                   (2)                    -
   Transfers to foreclosed real estate.............           -                   (74)                    -
                                                       --------              --------              --------
       Total deductions............................     (30,129)              (27,164)              (28,764)
                                                       --------              --------              --------
   Net loan activity...............................       9,744                11,768                 5,337
                                                       --------              --------              --------
     Loans, net, end of period ....................    $ 92,092              $ 82,348              $ 70,580
                                                       ========              ========              ========

         LOAN COMMITMENTS. The Bank generally makes loan commitments to borrowers not exceeding 30 days. At September 30, 1999, the Bank had $2.0 million in loan commitments outstanding, primarily for the origination of one- to four-family residential real estate loans, commercial loans and commercial real estate loans.

         LOAN SOLICITATION. Loan originations are derived from a number of sources, including the Bank's existing customers, referrals, realtors, advertising and "walk-in" customers at the Bank's offices.

         LOAN ADMINISTRATION. The Bank's lending policies provide that the Bank's Loan Committee has authority to approve one- to four-family mortgage loans in amounts up to $500,000. One-to four-family mortgage loans in excess of $500,000 require the approval of the Bank's Board of Investment. The Bank's Loan Committee may also approve Commercial/Industrial loans up to the value of $500,000 and home equity lines of credit from $10,000 to $100,000. Loans above these values are to be approved by the Bank's Board of Investment.

         The following generally describes the Bank's current lending procedures. Upon receipt of a completed loan application from a prospective borrower, the Bank orders a credit report and verifies certain other information. If necessary, the Bank obtains additional financial or credit related information. The Bank requires an appraisal for all mortgage loans, except for some loans made to refinance existing mortgage loans. Appraisals are performed by licensed or certified third-party appraisal firms and are reviewed by the Bank's lending department. The Bank requires title insurance on all mortgage loans, except for home equity credit lines and fixed-rate home improvement loans. For these loans, the Bank requires evidence of previous title insurance. The Bank requires borrowers to obtain hazard insurance and may require borrowers to obtain flood insurance prior to closing. For properties with a private sewage disposal system, the Bank also requires evidence of compliance with applicable law. Further, the Bank requires borrowers to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, flood insurance and private mortgage insurance premiums, if required.

         Interest rates charged by the Bank on all loans are primarily determined by competitive loan rates offered in its market area and interest rate costs of the source of funding for the loan. The Bank generally charges an origination fee on new mortgage loans. The origination fees, net of direct origination costs, are deferred and amortized into income over the life of the loan. At September 30, 1999, the amount of net deferred loan origination costs was $122,000.

     LOAN MATURITY AND REPRICING. The following table sets forth certain information as of September 30, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.



                                                                    AT SEPTEMBER 30, 1999(1)
                                --------------------------------------------------------------------------------------
                                              MORTGAGES    COMMERCIAL   HOME EQUITY                 LOANS
                                FIXED RATE  VARIABLE RATE   MORTGAGE      LINES OF    CONSUMER   COMMERCIAL    TOTAL
                                 MORTGAGES    MORTGAGES       LOANS        CREDIT       LOANS       LOANS      LOANS
                                ----------  -------------  ----------   -----------  ----------  ----------   --------
                                                                       (IN THOUSANDS)
AMOUNTS DUE:
Within one year................. $    46       $ 9,975      $  987        $3,453       $ 871       $1,039     $16,371
After one year:
One to three years..............   1,549        10,722         503            45         432          334      13,585
Three to five years.............     623         2,835          98             5         118          508       4,187
Five to ten years...............   2,108         6,953         734            95           -          605      10,495
Ten to twenty years.............  45,777             -         876             -           -            -      46,653
Over twenty years...............   1,558             -           -             -           -            -       1,558
                                 -------       -------      -- ---        ------       -----       ------     -------
Total amount due................ $51,661       $30,485      $3,198        $3,598       $1,421      $2,486     $92,849
                                 =======       =======      ======        ======       ======      ======     =======
LESS:
Net deferred loan origination
  costs.........................                                                                              $   122
Allowance for loan losses.......                                                                                 (879)
                                                                                                              -------
  Loans, net....................                                                                              $92,092
                                                                                                              =======

___________________
(1) Does not include prepayments on scheduled principal amortizations.


     The following table presents, as of September 30, 1999, the dollar amount of all loans due after September 30, 2000, and whether such loans have fixed or adjustable interest rates.



                                        DUE AFTER SEPTEMBER 30, 2000
                              ----------------------------------------------
                                  FIXED       ADJUSTABLE           TOTAL
                              ----------------------------------------------
                                                (In thousands)
Fixed rate mortgages..........  $51,615         $     -           $51,615
Variable rate mortgages.......        -          20,510            20,510
Commercial mortgage loans.....    1,183           1,028             2,211
Home equity lines of credit...      145               -               145
Consumer loans................      550               -               550
Commercial loans..............    1,447               -             1,447
                                -------         -------           -------
   Total loans................  $54,940         $21,538           $76,478
                                =======         =======           =======

     NON-PERFORMING ASSETS, ASSET CLASSIFICATION AND ALLOWANCES FOR LOSSES. Management and the Loan Committee perform a monthly review of all delinquent loans. One of the primary tools the Bank uses to manage and control problem loans is the Bank's "Watch List." This list identifies all of the loans or commitments that are considered to have characteristics that could result in loss to the Bank if not properly supervised. The list is managed by the Loan Committee which, together with the Board of Investment, meets periodically to discuss the status of the loans on the Watch List and to add or delete loans from the list. At September 30, 1999, the Bank had no loans more than 90 days past due and had $0.3 million in assets classified as substandard. No assets were classified as special mention, doubtful or loss.

     The Bank had no non-performing assets at September 30, 1999 and $74,000 at September 30, 1998.

         The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated. At September 30, 1999, 1998 and 1997, the Bank had no non-accrual loans.


                                                       AT SEPTEMBER 30,
                                               -------------------------------
                                                 1999        1998       1997
                                               ---------  ----------  --------
                                                        (IN THOUSANDS)

Non-accrual first mortgage loans.............. $   -        $   -        $  -
Non-accrual consumer and other loans..........     -            -           -
Accruing loans delinquent 90 days or more.....     -           55           -
                                               -----        -----        ----
Total non-performing and delinquent loans.....     -           55           -

Foreclosed real estate, net...................     -           74          19
                                               -----        -----        ----
Total non-performing assets and delinquent
    loans..................................... $   -        $ 129        $ 19
                                               =====        =====        ====
Non-performing and delinquent loans to total
   loans......................................     -%        0.06%          -%
Non-performing assets and delinquent loans
   to total assets............................     -%        0.08%       0.01%


     At September 30, 1999, the Bank was a7 loans in an aggregate amount of $1.0 million that were not currently classified as non-accrual or 90 days past due but which may be so classified in the near future because of concerns over the borrowers' ability to comply with repayment terms.

     Loans are placed on non-accrual status when they are 90 days past due or, in the opinion of management, the collection of principal and interest is doubtful. When the Bank designates loans as non-accrual loans, it reverses outstanding interest that it previously credited. The Bank may recognize income in the period that it collects it when the ultimate collectibility of principal is no longer in doubt. The Bank returns a non-accrual loan to accrual status when none of its principal or interest is due and unpaid or when it otherwise becomes well secured and in the process of collection.

     Impaired loans generally are individually assessed to determine whether a loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's cash flows. Groups of smaller balance loans, however, are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures. The Bank had $0.0, $0.3 and $0.4 million loans classified as impaired at September 30, 1999, 1998 and 1997, respectively. In addition at

September 30, 1999, 1998 and 1997, the Bank had no loans classified as troubled debt restructurings, as defined in Statement of Financial Accounting Standards ("SFAS") No. 15.

     Foreclosed real estate consists of property the Bank acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the investment in the loan or fair value. Thereafter, the Bank carries foreclosed real estate at fair value less estimated selling costs, net of a valuation allowance account established through provisions charged to income, which result from the ongoing periodic valuations of foreclosed real estate properties.

     ALLOWANCE FOR LOAN LOSSES. The following table presents the activity in the Bank's allowance for loan losses at or for the dates indicated.


                                                    AT OR FOR
                                            THE YEAR ENDED SEPTEMBER 30,
                                        ---------------------------------
                                            1999      1998        1997
                                        ----------  ---------  ----------
                                                  (IN THOUSANDS)

Balance at beginning of period..........  $  827     $  786      $  690
Provision for loan losses...............      45         39          96
Charge-offs:
   Mortgage loans.......................       -          -           -
   Commercial loans.....................       -          -           -
   Consumer loans.......................      (6)         -          (2)
                                          ------      -----       -----
      Total charge-offs.................      (6)         -          (2)
Recoveries..............................      13          2           2
                                          ------      -----       -----
Balance at end of period................  $  879     $  827       $ 786
                                          ======     ======       =====
Net charge-offs for the period                (7)        (2)          -

Ratio of net charge-offs to average
 loans outstanding during the period....  (0.008)%   (0.003)%         -%

Allowance for loan losses as a
 percent of total loans before the
 allowance for loan losses..............    0.95%      0.99%       1.10%

Allowance for loan losses as a
 percent of non-performing loans........       -          -           -

     The allowance for loan losses is a valuation account that reflects the Bank's evaluation of the losses inherent in its loan portfolio. The Bank maintains the allowance through provisions for loan losses that it charges to income. The Bank charges losses on loans against the allowance for loan losses when it believes the collection of loan principal is unlikely.

     The Bank establishes the provision for loan losses after considering the results of its review of delinquency and charge-off trends, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth by type of loan, generally accepted accounting principles and regulatory guidance. The Bank has applied this process consistently, and the Bank has made minimal changes in the methodology used.

     As part of the Bank's analysis, each month the Bank prepares an allowance for loan loss worksheet. This worksheet categorizes the entire loan portfolio by certain risk characteristics such as loan type, guarantees associated with a group of loans and payment status. Loans with known potential losses are categorized separately. The Bank assigns potential loss factors to the categories on the basis of its assessment of each category's status and the potential risk inherent in that type of lending. The Bank uses this worksheet, together with loan portfolio balances and delinquency reports, to evaluate the adequacy of the allowance for loan losses. Other key factors the Bank considers in this process are national, state and local economic considerations, history of loan loss experience for major credits, trends in charge-off recovery, past and current trends in delinquency, trends in watch list activity, and trends in loan concentration.

     Although the Bank believes that it has established and maintains the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. These agencies, including the FDIC and the Massachusetts Division of Banks, may require the Bank to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting the Bank's results of operations.

     The following table presents the Bank's allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the dates indicated.


                                                                     AT SEPTEMBER 30,
                                     ----------------------------------------------------------------------------
                                               1999                     1998                      1997
                                     -----------------------  -----------------------  --------------------------
                                                 PERCENT OF              PERCENT OF                 PERCENT OF
                                                  LOANS IN                LOANS IN                   LOANS IN
                                                CATEGORY TO              CATEGORY TO               CATEGORY TO
LOAN CATEGORY                        AMOUNT     TOTAL LOANS    AMOUNT    TOTAL LOANS    AMOUNT     TOTAL LOANS
-------------                        -------   -------------  --------  -------------  --------   ---------------
                                                                     (IN THOUSANDS)
Real estate - mortgage:
Residential(1).....................  $279         92.43%        $309        92.80%       $253         92.63%
Commercial.........................   176          3.41          184         3.24         289          4.02
Commercial.........................   60           2.65          103         1.99          39          1.00
Consumer...........................   149          1.51           24         1.97          27          2.35
Unallocated........................   215             -          207            -         178             -
                                     ----        ------         ----       ------        ----        ------
Total allowance for loan losses....  $879        100.00%        $827       100.00%       $786        100.00%
                                     ====        ======         ====       ======        ====        ======


__________________

(1) Includes home equity lines of credit and construction loans.

INVESTMENT ACTIVITIES

     The Board of Directors reviews and approves the Bank's investment policy on an annual basis. The President and Treasurer, as authorized by the Board, implement this policy. Management reports securities transactions to the Board for review and approval on a monthly basis.

     The Bank's investment policy is designed primarily to manage the interest rate sensitivity of the Bank's assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement the Bank's lending activities and to provide and maintain liquidity within established guidelines. In establishing the Bank's investment strategies, the Bank considers its interest rate sensitivity, the types of securities to be held, liquidity and other factors. Massachusetts-chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, loans of federal funds and, subject to certain limits, corporate debt and equity securities, commercial paper and mutual funds.

     As part of the Bank's investment strategy, the Bank also engages in a "covered call" program in which it writes options on securities it holds. The sale of a covered call conveys the right, but not the obligation, to the buyer to buy a particular security held by the Bank at a particular price up to a certain expiration date. The sale is "covered" because the Bank holds the security in its portfolio. Under this program, the Bank writes options only on publicly traded securities it owns. However, the Bank is willing to have the securities called if an option is written and exercised.

     At September 30, 1999 and 1998, the Bank's liquidity ratio was 67.9% and 90.1%, respectively. For information regarding the carrying values, yields and maturities of the Bank's investment securities and mortgage-backed securities, see "Carrying Values, Yields and Maturities."

     At September 30, 1999, the Bank's U.S. Government and federal agency securities portfolio totaled $22.5 million. This portfolio consists primarily of securities with maturities of one to five years. The Bank's agency debentures are callable on a semi-annual basis following a holding period of twelve months. The Bank generally does not purchase structured notes, and at September 30, 1999, there were no structured notes in the Bank's portfolio.

     At September 30, 1999, the Bank's portfolio of all other bonds and debt obligations totaled $19.9 million. The Bank's policy generally requires that investment in corporate debt obligations be limited to corporate bonds with an "A" rating or better by at least one nationally recognized rating service at the time of purchase.

     The fair market value of the Bank's marketable equity securities portfolio totaled $8.6 million at September 30, 1999. These securities consisted of $5.5 million of common stock, $0.2 million of preferred stock and $2.9 million of rated trust preferred securities issued by financial service corporations. Under the Bank's investment policy, the aggregate amount of common stock that it may purchase may not exceed 10% of its total investment portfolio. The Bank's policy also has limitations against acquiring concentrations of such securities in any one issuer or industry. The Bank purchases marketable equity securities as growth investments that can provide the opportunity for capital appreciation that is taxed on a more favorable basis than operating income. There can be no assurance that investment in marketable equity securities will appreciate in value and, therefore, such investments involve higher risk than U.S. Government or federal agency securities. Aggregate purchases of marketable equity securities totaled $8.2 million, $3.9 million and $276,000 for the years ended September 30, 1999, 1998 and 1997. At September 30, 1999, pre-tax net unrealized losses on marketable equity securities amounted to $6,000.

     Unless otherwise noted with respect to certain securities or required by regulators or accounting standards, the Bank classifies securities available for sale at the date of purchase. Available for sale securities are reported at fair market value. The Bank currently has no securities classified as trading. During fiscal year 1999, the Bank sold investment securities in the aggregate amount of $11.5 million.

     At September 30, 1999, the Bank's mortgage-backed securities, all of which were classified as available for sale, totaled $12.0 million, or 6.8% of total assets. The Bank generally purchases mortgage-backed securities as a means to deploy excess liquidity at more favorable yields than other investment alternatives. In addition, mortgage-backed securities generate positive interest rate spreads with minimal administrative expense and lowers the Bank's overall credit risk due to the fact that they are directly or indirectly insured or guaranteed.

     At September 30, 1999, the mortgage-backed securities portfolio had a weighted average yield of 6.45% and a market value of $12.0 million. Purchases of mortgage-backed securities may decline in the future if the Bank experiences an increase in demand for one- to four-family mortgage loans. The Bank did not sell any of its mortgage-backed securities during fiscal year 1999.

     Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize the Bank's borrowings. In general, mortgage-backed securities issued or guaranteed by GNMA, FannieMae and FreddieMac are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk-weighting assigned to most non-securitized residential mortgage loans.

     While mortgage-backed securities carry a reduced credit risk as compared to whole loans, they remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect both the prepayment rates and value of mortgage-backed securities.

     During the year ended September 30, 1997, the Bank established a private charitable foundation to provide grants to charitable organizations in the Westborough area. The foundation is not a subsidiary of the Bank, but was funded by a donation from the Bank of marketable equity securities. These securities had a cost basis and fair value of $21,000 and $110,000, respectively, at the date of transfer. Such securities had been classified as available for sale and, accordingly, the transfer resulted in the Bank recognizing the unrealized appreciation of the securities of $89,000 in its consolidated statement of income.

     The following table presents activity in the Bank's investment securities portfolio (including Federal Home Loan Bank stock) for the periods indicated:


                                               FOR THE YEAR ENDED SEPTEMBER 30,
                                            ----------------------------------
                                               1999         1998        1997
                                            ----------------------------------
                                                       (IN THOUSANDS)
Beginning balance.......................... $ 60,107     $ 61,654    $ 62,743
   Purchases...............................   26,868       20,880      12,517
   Maturities..............................   (3,750)      (1,250)     (3,520)
   Sales and calls.........................  (11,491)     (17,886)     (7,653)
   Principal repayments....................   (5,012)      (4,214)     (2,777)
   Premium and discount amortization, net..      (79)         (88)        (93)
   Charitable contributions in the form
      of equity securities.................        -            -        (110)
   Recognition of expired options..........      352            -           -
   Change in net unrealized gains..........   (2,538)       1,011         547
                                            ---------    --------    --------
Ending balance............................. $ 64,457     $ 60,107    $ 61,654
                                            =========    ========    ========

     The following table sets forth certain information regarding the amortized cost and fair value of the Bank's securities at the dates indicated.


                                                              AT SEPTEMBER 30,
                                  ------------------------------------------------------------------------
                                            1999                   1998                     1997
                                  ----------------------  ----------------------  ------------------------
                                   AMORTIZED     FAIR      AMORTIZED     FAIR      AMORTIZED      FAIR
                                     COST        VALUE        COST       VALUE       COST         VALUE
                                  ----------  ----------  -----------  ---------  -----------  -----------
                                                              (IN THOUSANDS)
Debt securities:
U.S. Government obligations....... $12,084     $12,178      $13,091    $13,579      $22,661      $22,867
Federal agency obligations........  10,632      10,314        9,504      9,660       10,428       10,427
Banking and finance obligations...   6,501       6,433        5,534      5,624        4,539        4,564
Other bonds and obligations.......  13,649      13,469       13,412     13,762       10,518       10,588
                                   -------     -------      -------    -------      -------      -------
Total debt securities.............  42,866      42,394       41,541     42,625       48,146       48,446
                                   -------     -------      -------    -------
Mortgage-backed and
 mortgage-related securities:
 FHLMC............................   1,189       1,195        2,079      2,139        3,233        3,234
 FNMA.............................   5,597       5,506        4,021      4,063        2,912        2,889
 GNMA.............................   2,719       2,714        4,185      4,192        4,044        4,077
 Other............................   2,608       2,538        1,190      1,219          306          307
                                   -------     -------      -------     ------      -------      -------
    Total mortgage-backed and
     mortgage-related securities..  12,113      11,953       11,475     11,613       10,495       10,507
                                   -------     -------      -------     ------      -------      -------
 Asset-backed securities .........     630         626            -         -           243          330
 Marketable equity securities ....   8,640       8,634        4,433      5,107        1,168        1,654
 Federal Home Loan Bank stock.....     850         850          762        762          717          717
                                   -------     -------      -------    -------      -------      -------
    Total securities ............. $65,099     $64,457      $58,211    $60,107      $60,769      $61,654
                                   =======     =======      =======    =======      =======      =======

     The following table sets forth the amortized cost and fair value of the Bank's mortgage-backed and mortgage-related securities, all of which were classified as available for sale at the dates indicated.

                                                                 AT SEPTEMBER 30,
                               --------------------------------------------------------------------------------------------
                                               1999                               1998                      1997
                               --------------------------------------------------------------------------------------------
                                AMORTIZED  PERCENT OF   FAIR    AMORTIZED  PERCENT OF   FAIR   AMORTIZED PERCENT OF  FAIR
                                  COST       TOTAL(1)   VALUE     COST      TOTAL(1)    VALUE    COST     TOTAL(1)   VALUE
                               ----------  ----------  ------- ----------  ----------  ------  --------- ----------  ------
                                                                       (IN THOUSANDS)
Mortgage-backed and mortgage-
 related securities:
 FHLMC......................   $ 1,189       9.81%    $ 1,195   $ 2,079     18.12%    $ 2,139  $ 3,233     30.80%  $ 3,234
 FNMA.......................     5,597       46.21      5,506     4,021     35.04       4,063    2,912     27.75     2,889
 GNMA ......................     2,719       22.45      2,714     4,185     36.47       4,192    4,044     38.53     4,077
 Other......................     2,608       21.53      2,538     1,190     10.37       1,219      306      2.92       307
                                 -----      ------    -------   -------    ------     -------  -------    -------  -------
Total mortgage-backed
 and mortgage-related
securities                     $12,113      100.00%   $11,953   $11,475    100.00%    $11,613  $10,495    100.00%  $10,507
                                ======      ======    =======   =======    ======     =======  =======    ======   =======

-----------------------

(1)  Based on amortized cost.

     CARRYING VALUES, YIELDS AND MATURITIES. The table below presents information regarding the carrying values, weighted average yields and contractual maturities of the Bank's investment securities and mortgage-backed securities at September 30, 1999. Mortgage-backed securities are presented by issuer. Yields on tax exempt obligations were not computed on a tax equivalent basis.


                                                            AT SEPTEMBER 30, 1999
                                   ---------------------------------------------------------------------------
                                                             MORE THAN ONE YEAR        MORE THAN FIVE YEARS
                                     ONE YEAR OR LESS           TO FIVE YEARS              TO TEN YEARS
                                   -----------------------  -----------------------  -------------------------
                                                 WEIGHTED                 WEIGHTED                 WEIGHTED
                                    CARRYING     AVERAGE     CARRYING     AVERAGE     CARRYING     AVERAGE
                                     AMOUNT       YIELD       AMOUNT       YIELD       AMOUNT       YIELD
                                   -----------  ----------  -----------  ----------  -----------  ------------
                                                              (IN THOUSANDS)
Debt securities:
  U.S. Government obligations......  $ 3,523       6.89%     $ 8,655        6.11%     $     -         -%
  Federal agency obligations.......        -          -        3,715        6.26        6,599       6.49
  Banking and finance obligations..    1,003       7.00        3,716        6.37        1,714       6.91
  Other bonds and obligations......    2,619       7.44        7,415        6.10        1,608       5.74
                                     -------                 -------                  -------
    Total debt securities..........    7,145       7.11       23,501        6.17        9,921       6.44
                                     -------                 -------                  -------
Mortgage-backed and mortgage
 related securities:
  FHLMC............................      369       6.61            -           -            -           -
  FNMA.............................      232       6.50          427        6.91        1,227        6.46
  GNMA.............................        -          -            -           -            -           -
  Other............................        -          -            -           -            -           -
                                     -------                 -------                  -------
    Total mortgage-backed
      and mortgage-related
      securities:..                      601       6.57          427        6.91        1,227        6.46
                                     -------                 -------                  -------
Asset-backed securities............        -          -          626        5.45            -           -
Marketable equity securities.......    8,634       4.26            -           -            -           -
Federal Home Loan Bank stock.......      850       4.02            -           -            -           -
                                     -------                 -------                  -------

    Total securities...............  $17,230      5.51%      $24,554       6.16%      $11,148        6.44%
                                     =======                 =======                  =======



                                                AT SEPTEMBER 30, 1999
                                   --------------------------------------------
                                     MORE THAN TEN YEARS           TOTAL
                                   ----------------------  ---------------------
                                               WEIGHTED               WEIGHTED
                                     CARRYING   AVERAGE    CARRYING   AVERAGE
                                      AMOUNT     YIELD      AMOUNT     YIELD
                                   ----------  ----------  ---------  ----------
                                                 (IN THOUSANDS)
Debt securities:
  U.S. Government obligations...... $     -         -%      $12,178    6.34%
  Federal agency obligations.......       -         -        10,314    6.41
  Banking and finance obligations..       -         -         6,433    6.61
  Other bonds and obligations......   1,827      5.91        13,469    6.29
                                    -------                 -------
    Total debt securities..........   1,827      5.91        42,394    6.38
                                    -------                 -------
Mortgage-backed and mortgage
 related securities:
  FHLMC............................     826      6.61         1,195    6.61
  FNMA.............................   3,620      6.39         5,506    6.45
  GNMA.............................   2,714      6.16         2,714    6.16
  Other............................   2,538      6.67         2,538    6.67
                                    -------                 ------
    Total mortgage-backed
      and mortgage-related
      securities:..                   9,698      6.42        11,953    6.45
                                    -------                 -------
Asset-backed securities............       -         -           626    5.45
Marketable equity securities.......       -         -         8,634    4.26
Federal Home Loan Bank stock.......       -         -           850    4.02
                                    -------                 -------

    Total securities............... $11,525      6.34%      $64,457    6.07%
                                    =======                 =======

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investments securities and funds provided by operations are the Bank's primary sources of funds for use in lending, investing and for other general purposes. The Bank also utilizes borrowed funds from the Federal Home Loan Bank of Boston to fund certain loans in connection with the Bank's management of the interest rate sensitivity of its assets and liabilities, as well as for other general purposes.

     DEPOSITS. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank currently offers regular savings deposits, NOW accounts, personal and business demand accounts, money market accounts and certificates of deposit. The Bank also offers Individual Retirement Accounts ("IRAs"). At September 30, 1999, deposits totaled $150.1 million.

     Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. The Bank's deposits are primarily obtained from areas surrounding its offices, and the Bank relies primarily on paying competitive rates, service and longstanding relationships with customers to attract and retain these deposits. The Bank also has developed deposit products to attract and retain individual and commercial depositors. One such product is a tiered-rate savings account in which deposits over certain amounts earn interest at higher rates. Other programs involve the introduction of commercial deposit products tailored to small- and medium-sized businesses, such as the Bank's business and commercial checking accounts. The Bank does not use brokers to obtain deposits.

     When the Bank determines its deposit rates, it considers local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as total savings accounts, NOW accounts, money market accounts and demand accounts) represented 65.4% of total deposits on September 30, 1999. At September 30, 1999, certificates of deposit with remaining terms to maturity of less than one year amounted to $42.9 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Analysis of Net Interest Income" for information relating to the average balances and costs of the Bank's deposit accounts for the years ended September 30, 1999 and 1998.

     The following table presents the Bank's deposit activity for the periods indicated.

                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                            ------------------------------------
                                               1999         1998         1997
                                            ---------- -------------  ----------
                                                       (IN THOUSANDS)
Beginning balance..........................  $135,962    $ 125,170    $120,282
  Net deposits.............................     9,428       6,321          710
  Interest credited on deposit accounts....     4,721       4,471        4,178
                                             --------    --------     --------
Ending balance.............................  $150,111    $135,962     $125,170
                                             ========    ========     ========

Total increase in deposit accounts.........  $ 14,149     $ 10,792    $  4,888
Percentage increase........................     10.41%      8.62%         4.06%

         At September 30, 1999, the Bank had $12.1 million in certificates of deposit with balances of $100,000 and over maturing as follows:



                                                                  WEIGHTED
                                                                  AVERAGE
                                                 AMOUNT             RATE
                                                ------------   ---------------
                                                      (IN THOUSANDS)
Maturity Period:
  Three months or less.........................  $ 2,383            4.77%
  Over three months through six months.........    2,982            4.98
  Over six months through 12 months............    4,801            4.93
  Over 12 months...............................    1,960            5.39
                                                 -------
Total..........................................  $12,126           4.99%
                                                 =======


     The following table presents the distribution of the Bank's deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average interest rate on each category of deposits.


                                                                                 AT SEPTEMBER 30,
                                  ------------------------------------------------------------------------------------------------
                                               1999                             1998                             1997
                                  ------------------------------------------------------------------------------------------------
                                                          WEIGHTED                       WEIGHTED                       WEIGHTED
                                              PERCENT     AVERAGE              PERCENT    AVERAGE            PERCENT     AVERAGE
                                              OF TOTAL    NOMINAL              OF TOTAL   NOMINAL            OF TOTAL    NOMINAL
                                   AMOUNT     DEPOSITS     RATE      AMOUNT    DEPOSITS    RATE    AMOUNT    DEPOSITS     RATE
                                  -------------------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)

Non-interest  bearing accounts.... $ 11,236     7.48%         -%    $  8,592     6.32%        -%  $  6,910     5.52%         -%
NOW accounts......................   13,132     8.75       0.50       15,221    11.19      0.50     11,310     9.04       1.01
Savings accounts:
  Regular ........................   29,985    19.98       2.53       28,239    20.77      2.60     31,001     24.77      2.60
  Tiered-rate.....................   37,167    24.76       3.85       29,733    21.87      4.33     20,729     16.56      4.47
                                   --------   ------                --------   ------             --------    ------
   Total savings accounts ........   67,152    44.74       3.26       57,972    42.64      3.49     51,730     41.33      3.35
Money market deposit accounts.....    6,619     4.41       2.17       7,218      5.31      2.95      9,003      7.19      2.95
                                   --------   ------                --------   ------             --------    ------
Total non-certificate accounts       98,139    65.38       2.45       89,003    65.46      2.60     78,953     63.08      2.68
                                   --------   ------                --------   ------             --------    ------
Certificates of deposit...........
  Due within 1 year...............   42,905    28.58       4.89       37,005    27.22      5.06     37,119     29.65      5.24
  Over 1 year through 3 years.....    9,043     6.02       5.20        9,954     7.32      5.45      9,094      7.27      5.40
  Over 3 years....................       24     0.02       4.88            -        -         -          4         -      5.50
                                   --------   ------                --------   ------             --------    ------
     Total certificate accounts      51,972    34.62       4.94       46,959    34.54      5.14     46,217     36.92      5.27
                                   --------   ------                --------   ------             --------    ------
     Total deposits .............. $150,111   100.00%      3.31%    $135,962   100.00%     3.48%  $125,170    100.00%     3.63%
                                   --------   ------                --------   ------             --------    ------

         BORROWINGS. The Bank borrows funds from the Federal Home Loan Bank of Boston for use in connection with its management of the interest rate sensitivity of its assets and liabilities, as well as for other general purposes. These advances are collateralized by certain of the Bank's mortgage loans and by its investment in the stock of the Federal Home Loan Bank. The maximum amount that the Federal Home Loan Bank will advance to its members, including the Bank, fluctuates from time to time in accordance with the Federal Home Loan Bank's policies. At September 30, 1999, the Bank had $4.0 million in outstanding advances from the Federal Home Loan Bank and had the capacity to increase that amount to $7.0 million based on the Bank's available qualified collateral. The Bank expects to continue to borrow from the Federal Home Loan Bank of Boston.

         The following table presents certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated.


                                                                                AT OR FOR THE
                                                                          YEAR ENDED SEPTEMBER 30,
                                                                          ------------------------
                                                               1999                 1998                  1997
                                                               ----                 ----                  ----
                                                                               (IN THOUSANDS)
Federal Home Loan Bank advances:
 Average balance outstanding...........................     $   3,198            $   33                $   2,330
 Maximum amount outstanding at any
     month-end during the period.......................     $   4,000            $   2,000             $   3,000
 Balance outstanding at end of period..................     $   4,000            $   2,000             $       -
 Weighted average interest rate
     during the period.................................          5.22%                6.06%                 6.05%
 Weighted average interest rate at                               5.09%                5.29%                    -%
     end of period.....................................

COMPETITION

         The Bank faces intense competition both in making loans and attracting deposits. Central Massachusetts has a high concentration of financial institutions, many of which are branches of large money centers and regional banks which have resulted from the consolidation of the banking industry in Massachusetts and surrounding states. Some of these competitors have greater resources than the Bank does and may offer services that the Bank does not provide.

         The Bank's competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. The Bank's most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies.

EMPLOYEES

         At September 30, 1999, the Bank had 50 full-time and 29 part-time employees. None of the Bank's employees is represented by a collective bargaining agreement. Management of the Bank believes that it enjoys excellent relations with its personnel.

SUBSIDIARY ACTIVITIES

         ELI WHITNEY SECURITY CORPORATION. Eli Whitney Security Corporation is a wholly-owned subsidiary of the Bank. Eli Whitney was established in 1995 as a Massachusetts security corporation for the purpose of buying, selling and holding investment securities on its own behalf and not as a broker. The income earned on Eli Whitney's investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained by the Bank. At September 30, 1999, Eli Whitney had total assets of $11.8 million, virtually all of which were in investment securities.

         ONE HUNDREDTH SECURITY CORPORATION. One Hundredth Security Corporation is a wholly-owned subsidiary of the Bank established in 1993. One Hundredth is also a Massachusetts security corporation that was formed for the purpose of buying, selling and holding investment securities on its own behalf and not as a broker. The income earned on One Hundredth's investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained by the Bank. At September 30, 1999, One Hundredth had total assets of $19.0 million, virtually all of which were in investment securities.

         THE HUNDREDTH CORPORATION. The Hundredth Corporation is a wholly-owned subsidiary of the Bank. The Hundredth Corporation was established in 1991 primarily for the disposal of interests in real or personal property acquired by the Bank through foreclosure, deed in lieu of foreclosure or otherwise. At September 30, 1999, The Hundredth Corporation had total assets of $75,200.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         GENERAL. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank, the MHC or the Company. For federal income tax purposes, the Bank reports income on the basis of a taxable year ending September 30, using the accrual method of accounting, and the Bank is generally subject to federal income taxation in the same manner as other corporations. Following the Reorganization, the Bank and the Company will constitute an affiliated group of corporations and, therefore, will be eligible to report their income on a consolidated basis. Because the MHC will own less than 80% of the common stock of the Company, it will not be a member of such affiliated group and will report its income on a separate return. The Bank is not currently under audit by the Internal Revenue Service ("IRS"), but its September 30, 1994 return was audited in 1996.

         BAD DEBT RESERVES. The Bank, as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) is permitted to maintain a reserve for bad debts and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing its taxable income. Pursuant to the Small Business Job Protection Act of 1996, the Bank is now recapturing (taking into income) over a multi-year period a portion of the balance of its bad debt reserve as of September 30, 1996.

         DISTRIBUTIONS. To the extent that the Bank makes "non-dividend distributions" to stockholders, such distributions will be considered to result in distributions from its unrecaptured tax bad debt reserve. "Base year reserve," i.e., the Bank's reserve as of September 30, 1988, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be included in its income.

         The amount of additional taxable income created from a non-dividend distribution is equal to the lesser of the Bank's base year reserve and supplemental reserve for losses on loans or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in certain situations, approximately one and one-half times the non-dividend distribution would be includible in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in the recapture of any portion of its bad debt reserves.

         CORPORATE ALTERNATIVE MINIMUM TAX. The Internal Revenue Code of 1986, as amended, imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. The Bank has not been subject to AMT during the past five years.

         ELIMINATION OF DIVIDENDS; DIVIDENDS RECEIVED DEDUCTION. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. Because, following the Reorganization, the MHC will not be a member of such affiliated group, it will not qualify for such 100% dividends exclusion, but will be entitled to deduct 80% of the dividends it receives from the Company so long as it owns more than 20% of the Company's common stock.

STATE TAXATION

         The Bank files Massachusetts Savings Institution income tax returns. Generally, the income of savings institutions in Massachusetts, which is calculated based on federal taxable income, subject to certain adjustments, is subject to Massachusetts tax. The Bank is not currently under audit with respect to its Massachusetts income tax returns and its state tax returns have not been audited for the past five years.

         The Company will be required to file a Massachusetts income tax return and will generally be subject to a state income tax rate that is the same tax rate as the tax rate for savings institutions in Massachusetts. However, if the Company meets certain requirements, it may be eligible to elect to be taxed as a Massachusetts Security Corporation, which would allow the Company to be taxed at a rate that is currently lower than income tax rates for savings institutions in Massachusetts.

                                   REGULATION

GENERAL

         The Bank is a Massachusetts-chartered savings bank, and its deposit accounts are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC and by the Depositors Insurance Fund. The Bank is subject to extensive regulation, examination and supervision by the Commonwealth of Massachusetts Division of Banks (the "Division") as its primary corporate regulator, and by the FDIC as the deposit insurer. The Bank must file reports with the Division and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Division and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         The MHC and the Company, as bank holding companies controlling the Bank, will be subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the rules and regulations of the Federal Reserve Board (the "FRB") under the BHCA and to the provisions of the Massachusetts General Laws applicable to savings banks and other depository institutions and their holding companies (the "Massachusetts banking laws") and the regulations of the Division under the Massachusetts banking laws applicable to bank holding companies. The MHC and the Company will be required to file reports with, and otherwise comply with, the rules and regulations of the FRB and the Division. The Company will be required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

         Any change in such laws and regulations, whether by the Division, the FDIC or the FRB, or through legislation, could have a material adverse impact on the MHC, the Company and the Bank, and their operations and stockholders.

         Certain of the laws and regulations applicable to the MHC, the Company and the Bank are summarized below or elsewhere in this document. These summaries do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.

MASSACHUSETTS BANKING REGULATION

         ACTIVITY POWERS. The Bank derives its lending, investment and other activity powers primarily from the applicable provisions of the Massachusetts banking laws and its related regulations. Under these laws and regulations, savings banks, including the Bank, generally may, invest in (a) real estate mortgages; (b) consumer and commercial loans; (c) specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies; (d) certain types of corporate equity securities; and (e) certain other assets.

         A savings bank may also invest pursuant to a "leeway" power that permits investments not otherwise permitted by the Massachusetts banking laws. "Leeway" investments must comply with a number of limitations on the individual and aggregate amounts of "leeway" investments. A savings bank may also exercise trust powers upon approval of the Division. Massachusetts savings banks may also exercise any power and engage in any activity permissible for national banks in accordance with regulations adopted by the Division with respect to such power or activity. The exercise of these lending, investment and activity powers are limited by federal law and the related regulations. See "-Federal Banking Regulation -Activity Restrictions on State-Chartered Banks" below.

         COMMUNITY REINVESTMENT ACT. The Bank is also subject to provisions of the Massachusetts banking laws that, like the provisions of the federal Community Reinvestment Act ("CRA"), impose continuing and affirmative obligations upon a banking institution organized in Massachusetts to serve the credit needs of its local communities ("Massachusetts CRA"). The obligations of the Massachusetts CRA are similar to those imposed by the CRA, with the exception of the assigned exam ratings. Massachusetts banking law provides for an additional exam rating of "high satisfactory" in addition to the federal CRA ratings of "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." The Division has adopted regulations to implement the Massachusetts CRA that are based on the CRA. See "Federal Banking Regulation - Community Reinvestment Act." The Division is required to consider a bank's Massachusetts CRA rating when reviewing the bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Massachusetts CRA requires the Division to assess a bank's compliance with the Massachusetts CRA and to make such assessment available to the public. The Bank's most recent Massachusetts CRA rating, received by letter, dated March 22, 1999, from the Division was a rating of "Satisfactory."

         LOANS-TO-ONE-BORROWER LIMITATIONS. With specified exceptions, the total obligations of a single borrower to a Massachusetts-chartered savings bank may not exceed 20% of the savings bank's surplus account. A savings bank may lend additional amounts up to 100% of the bank's surplus account if secured by collateral meeting the requirements of the Massachusetts banking laws. The Bank currently complies with applicable loans-to-one-borrower limitations.

         LOANS TO A BANK'S INSIDERS. Provisions of the Massachusetts banking laws prohibit a savings bank from making a loan or otherwise extending credit to any of its officers and directors or trustees and prohibits any such officer, director or trustee from borrowing, otherwise becoming indebted, or becoming liable for a loan or other extension of credit by such bank to any other person except for any of the following loans after approval by a majority of the all of the members of the bank's Board of Investment, excluding any member involved in such loan or extension of credit: (a) loan or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $20,000; (b) loan or extension of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $75,000; (c) loan or extension of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $275,000; or (d) loan or extension of credit to a director or trustee of the bank who is not also an officer of the bank in an amount permissible under the bank's loan-to-one borrower limit. See "Massachusetts Banking Regulation - Loans-to-One Borrower Limitations" above. No such loan may be granted with an interest rate or on other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.

         DIVIDENDS. Under the Massachusetts banking laws, a stock savings bank may, subject to several limitations, declare and pay a dividend on its capital stock, which is the bank's common stock and any preferred stock, out of the bank's net profits. A dividend may not be declared, credited or paid by a stock savings bank so long as there is any impairment of capital stock. No dividend may be declared on the bank's common stock for any period other than for which dividends are declared upon preferred stock, except as authorized by the Commissioner of Banks (the "Commissioner"). The approval of the Commissioner is also required for a stock savings bank to declare a dividend, if the total of all dividends declared by the savings bank in any calendar year shall exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.

         In addition, Federal law also may limit the amount of dividends that may be paid by the Bank. See " - Federal Banking Regulation - Prompt Corrective Action" below.

         EXAMINATION AND ENFORCEMENT. The Division is required to periodically examine savings banks at least once every calendar year or at least once each 18 month period if the savings bank qualifies as well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Act. See "-Federal Banking Regulation - Prompt Corrective Action" below. The Division may also examine a savings bank whenever the Division deems an examination expedient. If the Division finds, after an inquiry, that any trustee, director or officer of a savings bank has, among other things, violated any law related to such bank or has conducted the business of such bank in an unsafe or unsound manner, the Division may take various actions that could result in the suspension or removal of such person as an officer, director or trustee of the savings bank. If the Division determines that, among other things, a savings bank has violated its charter or any Massachusetts law or is conducting its business in an unsafe or unsound manner or is in an unsafe or unsound condition to transact its banking business, the Division may take possession of the property and business of the savings bank and may, if the facts warrant, initiate the liquidation of the bank.

FEDERAL BANKING REGULATION

         CAPITAL REQUIREMENTS. FDIC regulations require BIF-insured banks, such as the Bank, to maintain minimum levels of capital. The FDIC regulations define two tiers, or classes, of capital.

         Tier 1 capital is comprised of the sum of common stockholders' equity (excluding the unrealized appreciation or depreciation, net of tax, from available-for-sale securities), non-cumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights), and any net unrealized loss on marketable equity securities.

         The components of Tier 2 capital currently include cumulative perpetual preferred stock, certain perpetual preferred stock for which the dividend rate may be reset periodically, mandatory convertible securities, subordinated debt, intermediate preferred stock and allowance for possible loan losses. Allowance for possible loan losses includible in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of Tier 2 capital that may be included in total capital cannot exceed 100% of Tier 1 capital.

         The FDIC regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC for banks) under the Uniform Financial Institutions Rating System, of not less than a ratio of 3.0% of Tier 1 capital to total assets. For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.

         The FDIC regulations also require that savings banks meet a risk-based capital standard. The risk- based capital standard requires the maintenance of a ratio of total capital (which is defined as the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk- weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

         The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution's exposure to declines in the economic value of a bank's capital due to changes in interest rates when assessing the bank's capital adequacy. Under such a risk assessment, examiners will evaluate a bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy.

         The following table shows the Bank's leverage ratio, its Tier 1 risk-based capital ratio and its total risk-based capital ratio at September 30, 1999:



                                                   AS OF SEPTEMBER 30, 1999
                                                   ------------------------
                                CAPITAL          PERCENT OF          CAPITAL          PERCENT OF
                                AMOUNT            ASSETS(1)       REQUIREMENTS          ASSETS
                                ------            ---------       ------------          ------
                                                        (IN THOUSANDS)
Regulatory Tier 1
leverage capital..........     $ 19,674             11.40%           $ 6,906             4.00%
Tier 1 risk-based capital      $ 19,674             20.24%           $ 3,888             4.00%
Total risk-based capital       $ 20,553             21.15%           $ 7,776             8.00%

---------------------------

(1) For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

         As the table shows, the Bank exceeded the minimum capital adequacy requirements at the date indicated.

         ACTIVITY RESTRICTIONS ON STATE-CHARTERED BANKS. Section 24 of the Federal Deposit Insurance Act, as amended (the "FDIA"), which was added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), generally limits the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for federally-chartered national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

         Section 24 provides an exception for investments by a bank in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies if: (a) the bank held such types of investments during the 14-month period from September 30, 1990 through November 26, 1991;
(b) the state in which the bank is chartered permitted such investments as of September 30, 1991; and (c) the bank notifies the FDIC and obtains approval from the FDIC to make or retain such investments. Upon receiving such FDIC approval, an institution's investment in such equity securities will be subject to an aggregate limit up to the amount of its Tier 1 capital. The Bank received approval from the FDIC to retain and acquire such equity investments subject to a maximum permissible investment equal to the lesser of 100% of the Bank's Tier 1 capital or the maximum permissible amount specified by the Massachusetts banking laws. Section 24 also provides an exception for majority owned subsidiaries of a bank, but Section 24 limits the activities of such subsidiaries to those permissible for a national bank, permissible under Section 24 of the FDIA and the FDIC regulations issued pursuant thereto, or as approved by the FDIC.

         Before making a new investment or engaging in a new activity not permissible for a national bank or otherwise permissible under Section 24 of the FDIC regulations thereunder, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds.

         ENFORCEMENT. The FDIC has extensive enforcement authority over insured savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

         The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state bank if that bank is "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events, including: (a) insolvency (whereby the assets of the bank are less than its liabilities to depositors and others); (b) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (c) existence of an unsafe or unsound condition to transact business; (d) likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (e) insufficient capital or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

         DEPOSIT INSURANCE. Pursuant to FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. With respect to the capital ratios, institutions are classified as well capitalized, adequately capitalized or undercapitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed below. The FDIC also assigns an institution to supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor).

         An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

         Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), the assessment base for the payments on the bonds (the "FICO bonds") issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as the Bank. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits will be one-fifth of the rate imposed on deposits insured by the Savings Association Insurance Fund (the "SAIF"). The annual rate of assessments for the payments on the FICO bonds for the quarterly period beginning on January 1, 1999 was 0.0122% for BIF-assessable deposits and 0.0610% for SAIF-assessable deposits.

         Under the FDIA, the FDIC may terminate the insurance of an institution's deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank's management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         TRANSACTIONS WITH AFFILIATES OF THE BANK. Transactions between an insured bank, such as the Bank, and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the FRB has proposed treating any subsidiary of a bank that is engaged in activities not permissible for bank holding companies under the BHCA, as an affiliate for purposes of Sections 23A and 23B. Sections 23A and 23B (1) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (2) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate.

         PROHIBITIONS AGAINST TYING ARRANGEMENTS. Banks are subject to the prohibitions of 12 U.S.C. ss. 1972 on certain tying arrangements. A depository institution is prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution.

         UNIFORM REAL ESTATE LENDING STANDARDS. Pursuant to FDICIA, the federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under the joint regulations adopted by the federal banking agencies, all insured depository institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

         The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:

         o for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral;

         o for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%;

         o for loans for the construction of commercial, multifamily or other non-residential property, the supervisory limit is 80%;

         o for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and

         o for loans secured by other improved property (e.g., farmland, completed commercial property and other income producing property including non-owner occupied, one- to four-family property), the limit is 85%.

Although no supervisory loan-to-value limit has been established for owner-occupied, one-to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

         COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act, any insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a savings bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

         Among other things, the current CRA regulations replace the prior process-based assessment factors with a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests: (1) a lending test, to evaluate the institution's record of making loans in its service areas;
(2) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and businesses; and (3) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

         For a small bank, which is a bank with less than $250 million in assets in the year prior to the CRA examination, such as the Bank, the CRA assessment will be based on: (a) the bank's loan-to-deposit ratio; (b) the percentage of the bank's loans and any other appropriate lending related activities located in the bank's assessment areas; (c) the bank's record of lending to, and other appropriate lending related activities for borrowers of different income levels and businesses and farms of different sizes; (d) the geographic distribution of the bank's loans; and (e) the bank's record in acting in response to written complaints about the bank's performance in helping to meet the credit needs of its assessment areas.

         The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. The Bank received a "Satisfactory" rating in its CRA examination conducted by the FDIC on March 1, 1999.

         SAFETY AND SOUNDNESS STANDARDS. Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

         In addition, the FDIC adopted regulations to require a bank that is given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FDIC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If a bank fails to comply with such an order, the FDIC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

         PROMPT CORRECTIVE ACTION. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The FDIC's regulations define the five capital categories as follows. Generally, an institution will be treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier 1 capital to risk- weighted assets is at least 6%, its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level. An institution will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier 1 capital to risk-weighted assets is at least 4%, and its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well-capitalized institution. An institution that has total risk-based capital of less than 8%, Tier 1 risk- based-capital of less than 4% or a leverage ratio that is less than 4% (or less than 3% if the institution is rated a composite "1" under the Uniform Financial Institutions Rating System) would be considered to be "undercapitalized." An institution that has total risk-based capital of less than 6%, Tier 1 capital of less than 3% or a leverage ratio that is less than 3% would be considered to be "significantly undercapitalized," and an institution that has a tangible capital to assets ratio equal to or less than 2% would be deemed to be "critically undercapitalized."

         The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The FDIC is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of: (a) an amount equal to the five percent of the bank's total assets at the time it became "undercapitalized," and (b) the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

         The FDIC has a broad range of grounds under which it may appoint a receiver or conservator for an insured depositary bank. If one or more grounds exist for appointing a conservator or receiver for a bank, the FDIC may require the bank to issue additional debt or stock, sell assets, be acquired by a depository bank holding company or combine with another depository bank. Under FDICIA, the FDIC is required to appoint a receiver or a conservator for a critically undercapitalized bank within 90 days after the bank becomes critically undercapitalized or to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the bank continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the FDIC makes certain findings that the bank is viable.

         LOANS TO A BANK'S INSIDERS. A bank's loans to its executive officers, directors, any owner of 10% or more of its stock (each, an "insider") and any of certain entities affiliated with any such person (an insider's related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB's Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider's related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to the Bank's loans. See "Massachusetts Banking Regulation - Loans-to-One Borrower Limitations." All loans by a bank to all insiders and insiders' related interests in the aggregate may not exceed the bank's unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer's children and certain loans secured by the officer's residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank's capital and unimpaired surplus. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the Board of Directors of the bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider's related interests, would exceed either
(1) $500,000 or (2) the greater of $25,000 or 5% of the bank's unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

         In addition, provisions of the BHCA prohibit extensions of credit to a bank's insiders and their related interests by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

FEDERAL RESERVE SYSTEM

         Under FRB regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $46.5 million or less (subject to adjustment by the FRB) and an initial reserve of $1.4 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

HOLDING COMPANY REGULATION

         FEDERAL REGULATION. After the Reorganization, the MHC and the Company will be governed as bank holding companies. Bank holding companies are subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of September 30, 1999, the Company's total capital and Tier 1 capital ratios for the MHC and the Company would, on a pro forma basis, exceed these minimum capital requirements.

         Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions of FDICIA, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. See " - Federal Banking Regulation - Prompt Corrective Action" above. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.

         As bank holding companies, the MHC and the Company will be required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval will be required for the MHC or the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

         A bank holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months will be equal to 10% or more of the company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the FRB, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the FRB, and that is not the subject of any unresolved supervisory issues.

         In addition, a bank holding company, which does not qualify as a financial holding company under the Gramm-Leach-Bliley Act (the "GLBA"), is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking as to be a proper incident thereto are: (a) making or servicing loans; (b) performing certain data processing services; (c) providing discount brokerage services; (d) acting as fiduciary, investment or financial advisor; (e) leasing personal or real property; (f) making investments in corporations or projects designed primarily to promote community welfare; and (g) acquiring a savings and loan association. Bank holding companies that do qualify as a financial holding company under the GLBA may engage in activities that are financial in nature or incidental thereto. Bank holding companies may qualify to become a financial holding company if each of its depository institution subsidiaries is "well capitalized," "well managed," has at least a "satisfactory" CRA rating at its most recent examination and the bank holding company has filed a certification with the FRB that it elects to become a financial holding company.

         Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would have potential applicability if the MHC or the Company ever acquired as a separate subsidiary a depository institution in addition to the Bank.

         MASSACHUSETTS REGULATION. Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. The term "company" is defined by the Massachusetts banking laws similarly to the definition of "company" under the BHCA. Each Massachusetts bank holding company must: (a) obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; and (b) must register, and file certain reports, with the Division and is subject to examination by the Division. The MHC or the Company will become a Massachusetts bank holding company if they acquire a second banking institution and hold and operate it separately from the Bank.

ACQUISITION OF THE COMPANY

         Under federal law, no person may acquire control of the Company or the Bank without first obtaining, as summarized below, approval of such acquisition of control by the FRB and the Division.

         FEDERAL RESTRICTIONS. Under the federal Change in Bank Control Act, any person (including a company), or group acting in concert, seeking to acquire 10% or more of the outstanding shares of the Company's common stock will be required to submit prior notice to the FRB, unless the FRB has found that the acquisition of such shares will not result in a change in control of the Company. Under the BHCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by the Company and the Bank, and the antitrust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control," within the meaning of the BHCA, of the Company. The term "control" is defined generally under the BHCA to mean the ownership or power to vote 25% more of any class of voting securities of an institution or the ability to control in any manner the election of a majority of the institution's directors.

         MASSACHUSETTS RESTRICTIONS. Under the Massachusetts banking laws, the prior approval of the Division is required before any person may acquire a Massachusetts bank holding company, such as the Company. For this purpose, the term "person" is defined broadly to mean a natural person or a corporation, company, partnership or other form of organized entity. The term "acquire" is defined differently for an existing bank holding company and for other companies or persons. A bank holding company will be treated as "acquiring" a Massachusetts bank holding company if the bank holding company acquires more than 5% of any class of the voting shares of the bank holding company. Any other person will be treated as "acquiring" a Massachusetts bank holding company if it acquires ownership or control of more than 25% of any class of the voting shares of the bank holding company.

DIVIDEND WAIVERS BY THE MHC

         Certain mutual holding companies have waived the receipt of dividends declared by its savings institution subsidiary. Any such dividend waiver by the MHC will be subject to the following restrictions:

         MASSACHUSETTS RESTRICTIONS. Under applicable Massachusetts regulations, a mutual holding company may not waive any dividends to be paid by any of its subsidiary institutions if any shares of the stock to which the waiver would apply is held by an insider (any officer, director, or corporator of the mutual holding company or a subsidiary banking institution) or a stock benefit plan of the mutual holding company unless prior written notice of the waiver has been given to the Division and the Division does not object to the waiver. The Division may not object to a dividend waiver notice if: (a) the waiver would not be detrimental to the safe and sound operation of the subsidiary banking institution, and (b) the board of trustees of the mutual holding company expressly determines, as evidenced by a resolution of the board of trustees, that such waiver is consistent with the trustees' fiduciary duties to the mutual members of the mutual holding company.

         FEDERAL RESTRICTIONS. In connection with its approval of the Reorganization, it is expected that the FRB will impose certain conditions on the waiver by the MHC of dividends paid on the Common Stock by the Company. In particular, the FRB is expected to require that the MHC obtain the prior approval of the FRB before the MHC may waive any dividends from the Company. As of the date hereof, the Bank is not aware that the FRB has given its approval to any waiver of dividends by any mutual holding company that has requested such approval.

         The Bank also expects that the terms of the FRB approval of the Reorganization will require that the amount of any dividends waived by the MHC will not be available for payment to its public stockholders of the Company (i.e., stockholders except for the MHC) and that such amount will be excluded from the Company's capital for purposes of calculating dividends payable to the public stockholders. Moreover, the Bank is required to maintain the cumulative amount of dividends waived by the MHC in a restricted capital account that would be added to the liquidation account established in the Reorganization. This amount would not be available for distribution to public stockholders. The restricted capital account and liquidation account amounts would not be reflected in the Bank's financial statements, but would be considered as a notational or memorandum account of the Bank. These accounts would be maintained in accordance with the laws, rules, regulations and policies of the Division and the Plan of Reorganization. The Plan of Reorganization also provides that if the MHC converts to stock form in the future (commonly referred to as a second-step conversion), any waived dividends would reduce the percentage of the converted company's shares of common stock issued to public stockholders in connection with any such transaction.

         The MHC does not expect initially to waive dividends declared by the Company. If the MHC decides that it is in its best interest to waive a particular dividend to be paid by the Company and the FRB approves such waiver, then the Company would pay such dividend only to its public stockholders. The amount of the dividend waived by the MHC would be treated in the manner described above. The MHC's decision as to whether or not to waive a particular dividend will depend on a number of factors, including the MHC's capital needs, the investment alternatives available to the MHC as compared to those available to the Company, and the possibility of regulatory approvals. The Bank cannot guarantee: (1) that after the reorganization, the MHC will waive dividends paid by the Company; (2) that if the application is made to waive a dividend, that the FRB will approve such dividend waiver request; or (3) what conditions might be imposed by the FRB on any dividend waiver.

FEDERAL SECURITIES LAWS

         The Common Stock to be issued in the Offering is registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Bank currently conducts its business through its executive and administrative offices and its six retail banking offices, five of which are full service branches. As of September 30, 1999, the properties and leasehold improvements owned by us had an aggregate net book value of $1.7 million.


                                                                      ORIGINAL DATE                             DEPOSITS
                                                  LEASED OR             LEASED OR          DATE OF LEASE      AT SEPTEMBER
                 LOCATION                           OWNED               ACQUIRED            EXPIRATION          30, 1999
                 --------                           -----               --------            ----------          --------
                                                                                                             (In thousands)
MAIN OFFICE:
  100 E. Main Street                                Owned               06/10/75                --              $57,903
  Westborough, MA

BRANCH OFFICES:
  33 W. Main Street                                 Owned               05/01/54                --              $32,212
  Westborough, MA

  53 W. Main Street                                 Owned               07/01/81                --              $40,275
  Northborough, MA

  19 Maple Avenue                                  Leased               12/01/95             11/30/00           $12,500
  Shrewsbury, MA

  Shaw's Supermarket                               Leased               05/01/99             04/30/04             $863
  Shrewsbury, MA

OTHER OFFICES:

  The Willows(1)                                   Leased               08/01/87             07/31/00            $6,358
  One Lyman Street
  Westborough, MA

  Operations Center                                Leased               01/01/98             12/31/99              --
  176 E. Main Street
  Westborough, MA

------------------


(1) This office provides limited retail banking services to the residents of the Willows. It is not open to the general public and maintains restricted operating hours.

ITEM 3.           LEGAL PROCEEDINGS

         Although the Bank and the Company, from time to time, are involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Bank or the Company, its directors or its officers is a party or to which any of its property is subject as of the date of this Form 10- KSB.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

         Prior to the Reorganization and the Offering, the Bank was a mutual savings bank and, therefore, no trading market for common stock existed as of the fiscal year ended September 30, 1999. Upon consummation of the Reorganization and the Offering, the Company's Common Stock will begin trading on the over-the-counter market with quotations available through the OTC Bulletin Board under the symbol "WFSM." The price of the common stock to be sold in the Offering is $10.00 per share.

         The Company has not paid a dividend. The Board of Directors may consider the payment of cash dividends, dependent upon the results of operations and financial condition of the Company, tax considerations, industry standards, economic considerations, regulatory restrictions, general business factors and other conditions. The Company's ability to pay dividends is dependent upon the dividend payments it receives from the Bank which are subject to regulations and the Bank's continued compliance with all regulatory capital requirements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF THE BANK

         The selected consolidated financial and other data of the Bank set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Bank and Notes thereto.



                                                                               AT SEPTEMBER 30,
                                                                               ----------------
                                                                 1999                1998                1997
                                                                 ----                ----                ----
                                                                                (IN THOUSANDS)
SELECTED FINANCIAL DATA:
Total assets.............................................      $ 174,594           $ 158,523          $ 143,896
Loans, net(1)............................................         92,092              82,348             70,580
Investment securities(2).................................         64,457              60,107             61,654
Total deposits...........................................        150,111             135,962            125,170
Federal Home Loan Bank advances..........................          4,000               2,000                  -
Total surplus............................................         19,281              19,367             17,447
Allowance for loan losses................................            879                 827                786
Non-accrual loans........................................              -                   -                  -
Non-performing assets....................................              -                  74                 19



                                                                              FOR THE YEAR ENDED
                                                                                 SEPTEMBER 30,
                                                                                 -------------
                                                                 1999                1998                1997
                                                                 ----                ----                ----
                                                                                (IN THOUSANDS)
SELECTED OPERATING DATA:
Interest and dividend income.............................     $ 10,606             $ 9,933             $ 9,461
Total interest expense...................................        4,976               4,557               4,426
                                                              --------             -------             -------
Net interest income......................................        5,630               5,376               5,035
Provision for loan losses................................           45                  39                  96
                                                              --------             -------             -------
Net interest income,
   after provision for loan losses.......................        5,585               5,337               4,939
Total other income.......................................        1,247                 383                 608
Total operating expense..................................        4,663               3,657               3,563
                                                              --------             -------             -------
Income before income taxes...............................        2,169               2,063               1,984
Provision for income taxes...............................          696                 750                 676
                                                              --------             -------             -------
Net income...............................................     $  1,473             $ 1,313             $ 1,308
                                                              ========             =======             =======


                                                        (footnotes on next page)

                                                                      AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                                      --------------------------------------
                                                                    1999               1998               1997
                                                                    ----               ----               ----
SELECTED FINANCIAL RATIOS AND OTHER DATA(3)
   PERFORMANCE RATIOS:
      Return on average assets...............................        0.89%             0.88%              0.93%
      Return on average equity...............................        7.56%             7.25%              8.06%
      Average equity to average assets.......................       11.73%            12.16%             11.58%
      Equity to total assets at end of period................       11.04%            12.22%             12.12%
      Average interest rate spread...........................        3.01%             3.20%              3.24%
      Net interest margin(4).................................        3.54%             3.76%              3.74%
      Average interest-earning assets to average
         interest-bearing liabilities........................      117.12%           117.84%            115.60%
      Total operating expense to average
         assets..............................................        2.81%             2.46%              2.54%
      Efficiency ratio(5)....................................       67.81%            63.50%             63.14%
   REGULATORY CAPITAL RATIOS:
      Regulatory tier 1 leverage capital.....................       11.40%            12.00%             11.90%
      Tier 1 risk-based capital..............................       20.24%            21.80%             22.90%
      Total risk-based capital...............................       21.15%            22.70%             24.00%
   ASSET QUALITY RATIOS:
      Non-performing loans as a percent
         of loans............................................           -                 -                  -
      Non-performing assets as a percent
         of total assets.....................................           -              0.05%              0.01%
      Allowance for loan losses as a percent
         of total loans before the allowance for loan
         losses..............................................        0.95%             0.99%              1.10%
   NUMBER OF:
      Full-service offices(6)................................           5                 4                  4
      Full-time equivalent employees.........................          59                53                 51

-------------------------

(1) Loans are shown net of deferred loan costs (fees), allowance for loan loss and unadvanced loan funds.
(2)   Includes Federal Home Loan Bank of Boston stock.
(3) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.
(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5) The efficiency ratio represents the ratio of operating expenses divided by the sum of net interest income and other income.
(6) The number of full-service offices shown does not include the Bank's branch at the Willows or the Operations Center.

GENERAL

         The Bank's results of operations depend primarily on net interest income. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest it pays on its interest-bearing liabilities, primarily certificates of deposit and savings accounts. The Bank's results of operations are also affected by its provision for loan losses, other income and operating expense. Operating expense consists primarily of salaries and employee benefits, occupancy expenses and other general and administrative expenses. Other income consists mainly of service fees and charges, income from writing covered call options and gains on sales of securities.

         The Bank's results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Bank. Additionally, the Bank's lending activity is concentrated in loans secured by real estate located in Westborough, Northborough, Shrewsbury and Grafton, Massachusetts. Accordingly, the Bank's results of operations are affected by regional market and economic conditions.

MARKET RISK ANALYSIS

         MANAGEMENT OF INTEREST RATE RISK. As a financial institution, a primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the Bank's level of income and expense recorded on a large portion of its assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those which possess a short term to maturity.

         During fiscal year 1999, the Bank operated under a "flat yield curve" in a declining interest rate environment. A flat yield curve environment features little difference in interest rates offered on short-term and long-term investments. In that environment, the Bank experienced both increased interest rate competition related to loan originations and above-average prepayment rates related to mortgage loans and mortgage-backed securities, both of which adversely impact long-term profitability. The flat yield curve environment during fiscal year 1999 reduced the Bank's interest rate spread to 3.01% compared to 3.20% the prior year.

         Due to the nature of the Bank's operations, it is not subject to foreign currency exchange or commodity price risk. On the other hand, the Bank's real estate loan portfolio, concentrated in the towns of Westborough, Northborough, Shrewsbury and Grafton, Massachusetts, is subject to risks associated with the local economy.

         The primary objective of the Bank's interest rate management strategy is to optimize the Bank's economic value and net income under likely market rate scenarios. To achieve this objective the Bank has developed policies and procedures to assist senior management in evaluating and maintaining acceptable levels of interest rate risk, liquidity risk and capital. In particular, the Bank seeks to coordinate asset and liability decisions so that, under changing interest rate scenarios, earnings will remain within an acceptable range.

         Historically, the Bank's lending activities have emphasized one- to four-family residential mortgage loans, and the Bank's primary source of funds has been deposits. In recent years, the Bank has attempted to employ certain strategies to manage the interest rate risk inherent in this asset/liability mix, including: (a) investing in securities with relatively short maturities or call dates; (b) maintaining through tiered-rate savings accounts and other programs a concentration of less interest rate sensitive "core deposits;" (c) emphasizing the origination and retention of adjustable-rate one- to four-family loans; (d) emphasizing the origination of commercial loans with short-term maturities; and (e) borrowing funds from the Federal Home Loan Bank of Boston, which may be used to originate fixed-rate loans with matching maturities.

         The Bank believes that the frequent repricing of its adjustable-rate mortgage loans and adjustable-rate securities, which reduces the exposure to interest rate fluctuations, will stabilize the Bank's net interest margin. Although the Bank has emphasized the origination of variable-rate mortgage products, the prevailing low interest rate environment has resulted in the increased demand for fixed-rate first mortgage loans. The result has been an increase in the proportion of fixed-rate loans in the Bank's portfolio. This may have an adverse impact on the Bank's net interest income, particularly in a rising interest rate environment.

         In addition, the actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in mortgage prepayment rates and market interest rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. The Bank monitors interest rate sensitivity so that it can make adjustments to its asset and liability mix on a timely basis.

         GAP ANALYSIS. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At September 30, 1999, the Bank's cumulative one year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year, and interest-bearing liabilities maturing or repricing within one year, was a negative 16.6% of total assets. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position generally would not be in as favorable a position, compared to an institution with a positive gap, to invest in higher yielding assets. The resulting yield on the institution's assets generally would increase at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, would generally result in its net interest income growing at a faster rate than an institution with a positive gap position.

         The following table sets forth the amortized cost of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1999, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier term to repricing/call date or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 1999, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within in a three month period and subsequent projected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

GAP TABLE


                                                        AMOUNTS MATURING OR REPRICING AS OF SEPTEMBER 30, 1999
                                                        ------------------------------------------------------

                                            LESS THAN 3                    6 MONTHS TO
                                              MONTHS      3 TO 6 MONTHS      1 YEAR      1 TO 3 YEARS    3 TO 5 YEARS
                                              ------      -------------      ------      ------------    ------------
INTEREST-EARNING ASSETS(1)...............
    Short-term investments (2)...........    $  6,561       $      -        $      -       $     -         $      -
    Investment securities(3).............      10,991          1,510           5,871         17,063          11,295
    Mortgage and asset-backed securities            -              -             601            427             626
    Loans(4).............................       7,135          2,811           6,540         13,600           4,326
                                             --------       --------        --------       --------        --------
       Total interest-earning assets.....    $ 24,687       $  4,321        $ 13,012       $ 31,090        $ 16,247
                                             ========       ========        ========       ========        ========

INTEREST-BEARING LIABILITIES
    NOW accounts(5)......................    $  1,313       $  1,313        $  1,313       $  1,314        $      -
    Regular and other savings accounts(5)       6,715          6,715           6,715          6,716               -
    Money market deposit accounts(5).....         662            662             662            662               -
    Certificate of deposit accounts......      17,506          9,390          16,009          9,043              24
    Federal Home Loan Bank borrowings(6)            -              -               -          2,000               -
    Mortgage escrow deposits.............         231              -               -              -               -
                                             --------       --------        --------       --------        --------
       Total interest-bearing liabilities    $ 26,427       $ 18,080        $ 24,699       $ 19,735        $     24
                                             ========       ========        ========       =========       ========

Interest sensitivity gap.................    $ (1,740)      $(13,759)       $(11,687)      $ 11,355        $ 16,223
Cumulative interest sensitivity gap......    $ (1,740)      $(15,499)       $(27,186)      $(15,831)       $    392

Cumulative interest sensitivity gap as a
    percent of total assets..............       (1.00)%        (8.88)%        (15.57)%        (9.07)%          0.22%

Cumulative interest sensitivity gap as a
    percent of total interest-earning
    assets...................................   (1.06)%        (9.45)%        (16.58)%        (9.65)%          0.24%

Cumulative interest sensitivity gap as a
    percent of total interest-bearing
    liabilities..........................       (1.22)%       (10.83)%        (19.00)%       (11.06)%          0.27%



                                            5 TO 10 YEARS      10 YEARS        TOTAL
                                            -------------      --------        -----
INTEREST-EARNING ASSETS(1)...............
    Short-term investments (2)...........    $      -          $      -      $   6,561
    Investment securities(3).............       3,322             1,827         51,879
    Mortgage and asset-backed securities        1,227             9,697         12,578
    Loans(4).............................      10,284            48,275         92,971
                                             --------          --------      ---------
       Total interest-earning assets.....    $ 14,833          $ 59,799      $ 163,989
                                             ========          ========      =========

INTEREST-BEARING LIABILITIES
    NOW accounts(5)......................    $      -          $  7,879      $  13,132
    Regular and other savings accounts(5)           -            40,291         67,152
    Money market deposit accounts(5).....           -             3,971          6,619
    Certificate of deposit accounts......           -                 -         51,972
    Federal Home Loan Bank borrowings(6)        2,000                 -          4,000
    Mortgage escrow deposits.............           -                 -            231
                                             --------          --------      ---------
       Total interest-bearing liabilities    $  2,000          $ 52,141      $ 143,106
                                             ========          ========      =========

Interest sensitivity gap.................    $ 12,833          $  7,658      $  20,833
Cumulative interest sensitivity gap......    $ 13,225          $ 20,883

Cumulative interest sensitivity gap as a
    percent of total assets..............        7.57%            11.96%

Cumulative interest sensitivity gap as a
    percent of total interest-earning
    assets................................       8.06%            12.73%

Cumulative interest sensitivity gap as a
    percent of total interest-bearing
    liabilities..........................        9.24%            14.59%

---------------------------

(1) Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, call dates and contractual maturities.
(2) Short-term investments include federal funds, Bank Investment Fund and interest-earning amounts in the Federal Home Loan Bank of Boston.
(3) Investment securities are at market value. Common stock and stock in the Federal Home Loan Bank are included in the less than 3 months column.
(4) Loans are principal balances, net of deferred loan costs and unadvanced funds.
(5) 60% of NOW, regular and other savings and money market deposit accounts are included in the over ten year period and the remaining allocated evenly within the four intervals up to and including one to three years.
(6) Federal Home Loan Bank borrowings are categorized by contractual maturity date.

         Certain shortcomings are inherent in the method of analysis presented in the gap table. For example, although certain assets and liabilities may have similar maturities or periods to reprice, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets such as adjustable-rate loans have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

         ANALYSIS OF NET INTEREST INCOME. Net interest income represents the difference between the interest income the Bank earns on its interest-earning assets, such as mortgage loans, mortgage-backed securities and investment securities, and the expense the Bank pays on its interest-bearing liabilities, such as deposits and borrowings. Net interest income depends on the Bank's volume of interest-earning assets and interest-bearing liabilities and the interest rates the Bank earned or paid on them.

         The following table sets forth certain information relating to the Bank's financial condition and net interest income at and for the years ended September 30, 1999, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees which are considered adjustments to yields.

                                                             FOR THE YEARS ENDED SEPTEMBER 30,
                                                             ---------------------------------
                                                       1999                                      1998
                                                       ----                                      ----
                                                                   AVERAGE                                    AVERAGE
                                       AVERAGE                     YIELD/         BALANCE                     YIELD/
                                       BALANCE      INTEREST        COST          AVERAGE      INTEREST        COST
                                       -------      --------        ----          -------      --------        ----
ASSETS:                                                                                     (IN THOUSANDS)
INTEREST-EARNING ASSETS:
   Short-term investments(1)........  $   9,138     $    425        4.65%        $   5,358     $   306         5.71%
   Investment securities(2).........     62,894        3,759        5.98            61,307       3,743         6.11
   Loans(3).........................     86,887        6,422        7.39            76,357       5,884         7.71
                                      ---------     --------                     ---------     -------
     Total interest-earning assets..    158,919       10,606        6.67           143,022     $ 9,933         6.95
   Noninterest-earning assets.......      7,193                                      5,857
                                      ---------                                  ---------
     Total assets...................  $ 166,112                                  $ 148,879
                                      =========                                  =========

LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
   NOW accounts.....................  $  13,270     $     67        0.50%        $  11,743     $    73         0.62%
   Savings accounts (4).............     63,320        2,100        3.32            55,403       1,848         3.34
   Money market deposit accounts....      6,814          181        2.66             8,082         238         2.94
   Certificate of deposit accounts..     49,091        2,461        5.01            46,105       2,396         5.20
                                      ---------     --------                     ---------     -------
     Total interest-bearing deposits    132,495        4,809        3.63           121,333       4,555         3.75
   Borrowed funds...................      3,198          167        5.22                33           2         6.06
                                      ---------     --------                     ---------     -------
     Total interest-bearing
       liabilities..................    135,693        4,976        3.66           121,366       4,557         3.75

   Noninterest-bearing deposits.....     10,123                                      8,480
   Other noninterest-bearing
     liabilities....................        804                                        923
                                      ---------                                  ---------
     Total noninterest-bearing
       liabilities..................     10,927                                      9,403

   Total liabilities................    146,620                                    130,769
   Total surplus....................     19,492                                     18,110
                                      ---------                                  ---------
   Total liabilities and surplus ...  $ 166,112                                  $ 148,879
                                      =========                                  =========

Net interest income.................                $ 5,630                                    $ 5,376
                                                    =======                                    =======
Net interest rate spread(5).........                                3.01%                                      3.20%
                                                                  ======                                     ======
Net interest margin(6)..............                                3.54%                                      3.76%
                                                                  ======                                     ======
Ratio of interest-earning assets to
   interest-bearing liabilities.....                              117.12%                                    117.84%
                                                                  ======                                     ======



                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                        --------------------------------
                                                      1997
                                                      ----
                                                                    AVERAGE
                                       AVERAGE                      YIELD/
                                       BALANCE       INTEREST        COST
                                       -------       --------        ----
ASSETS:                                           (IN THOUSANDS)
INTEREST-EARNING ASSETS:
   Short-term investments(1)........  $   4,762      $   266         5.59%
   Investment securities(2).........     62,091        3,953         6.37
   Loans(3).........................     67,618        5,242         7.75
                                      ---------      -------
     Total interest-earning assets..    134,471      $ 9,461         7.04
   Noninterest-earning assets.......      5,701
                                      ---------
     Total assets...................  $ 140,172
                                      =========

LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
   NOW accounts.....................  $  10,575      $   108         1.02%
   Savings accounts (4).............     46,959        1,457         3.10
   Money market deposit accounts....      9,973          294         2.95
   Certificate of deposit accounts..     46,484        2,426         5.22
                                      ---------      -------
     Total interest-bearing deposits    113,991        4,285         3.76
   Borrowed funds...................      2,330          141         6.05
                                      ---------      -------
     Total interest-bearing
       liabilities..................    116,321        4,426         3.80

   Noninterest-bearing deposits.....      6,590
   Other noninterest-bearing
     liabilities....................      1,027
                                      ---------
     Total noninterest-bearing
       liabilities..................      7,617

   Total liabilities................    123,938
   Total surplus....................     16,234
                                      ---------
   Total liabilities and surplus ...  $ 140,172
                                      =========

Net interest income.................                 $ 5,035
                                                     =======
Net interest rate spread(5).........                                 3.24%
                                                                   ======
Net interest margin(6)..............                                 3.74%
                                                                   ======
Ratio of interest-earning assets to
   interest-bearing liabilities.....                               115.60%
                                                                   ======
-------------------------

(1) Short-term investments includes federal funds sold.
(2) All investment securities are considered available for sale.
(3) Loans are net of deferred loan origination costs (fees), allowance for loan losses and unadvanced funds.
(4) Savings accounts include the balance in mortgagors' escrow accounts.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

         RATE/VOLUME ANALYSIS. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (1) changes attributable to changes in volume (changes in volume multiplied by prior rate); (2) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (3) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.



                                              YEAR ENDED SEPTEMBER 30,
                                                        1999                        YEAR ENDED SEPTEMBER 30, 1998
                                               COMPARED TO YEAR ENDED                   COMPARED TO YEAR ENDED
                                                 SEPTEMBER 30, 1998                       SEPTEMBER 30, 1997
                                                 INCREASE/(DECREASE)                      INCREASE/(DECREASE
                                                 -------------------                      ------------------

                                                       DUE TO                                  DUE TO
                                                       ------                                  ------
                                         VOLUME         RATE          NET         VOLUME        RATE           NET
                                         ------         ----          ---         ------        ----           ---
                                                                       (IN THOUSANDS)
Interest-earning assets:
   Short-term investments (1).........  $   184         $ (65)      $  119        $  34        $   6         $  40
   Investment securities (2)..........       96           (80)          16          (50)        (160)         (210)
   Loans (3)..........................      789          (251)         538          669          (27)          642
                                        -------         -----       ------        -----        -----         -----
      Total interest-earning assets...    1,069          (396)         673          653         (181)          472
                                        -------         -----       ------        -----        -----         -----

Interest-bearing liabilities:
   NOW accounts.......................        9           (15)          (6)          11          (46)          (35)
   Savings accounts (4)...............      263           (11)         252          273          118           391
   Money market deposit
   accounts...........................      (35)          (22)         (57)         (55)          (1)          (56)
   Certificate of deposit accounts....      154           (89)          65          (21)          (9)          (30)
                                        -------         -----       ------        -----        -----         -----
      Total interest-bearing
      deposits........................      391          (137)         254          208           62           270
   Borrowed funds.....................      165             -          165         (139)           -           (139)
                                        -------         -----       ------        -----        -----         -----
      Total interest-bearing
      liabilities.....................      556           (137)        419           69           62            131
                                        -------         -----       ------        -----        -----         -----
Net change in net interest
income................................  $   513         $(259)      $ 254         $ 584        $ (243)       $ 341
                                        =======         =====       ======        =====        =====         =====

----------------------------

(1) Short-term investments includes federal funds sold.

(2) All investment securities are considered available for sale.

(3) Loans are net of deferred loan origination costs (fees), allowance for loan losses and unadvanced loan funds.

(4) Savings accounts include the balance in mortgagors' escrow accounts.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

         The Bank's total assets increased by $16.1 million, or 10.1%, to $174.6 million September 30, 1999 from $158.5 million at September 30, 1998. Net loans during this period increased by $9.7 million, or 11.8%, to $92.1 million at September 30, 1999, from $82.3 million at September 30, 1998. The loan increase was primarily due to increased loan originations for loans secured by real estate. Investments increased by $4.4 million to $64.5 million at September 30, 1999 from $60.1 million at September 30, 1998. This increase was mainly attributable to an increase in equity investments in preferred and common stocks. At September 30, 1999, an investment in life insurance utilized to finance a deferred compensation plan for Bank trustees increased by $2.2 million.

         Total deposits increased by $14.1 million, or 10.4%, to $150.1 million at September 30, 1999 from $136.0 million at September 30, 1998. Most of this increase was attributable to increases in short-term, interest-bearing tiered-rate and certificate of deposit accounts. Total surplus declined by $86,000 to $19.3 million at September 30, 1999 from $19.4 million at September 30, 1998 as a result of net income of $1.5 million for the year ending September 30, 1999, which was more than countered by a decline of $1.6 million in the value of investments considered available for sale. Rising market interest rates during this period contributed to the decline in the value of the Bank's interest-sensitive investments.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

         The Bank's total assets increased by $14.6 million, or 10.2%, to $158.5 million at September 30, 1998 from $143.9 million at September 30, 1997. The Bank's asset growth reflected a $11.8 million increase in net loans due to increased origination of fixed-rate loans and commencement of the Bank's emphasis on commercial and commercial real estate lending during 1998. Net loans were $82.3 million, or 51.9% of total assets, at September 30, 1998 as compared to $70.6 million, or 49.1% of total assets, at September 30, 1997. The increase in loans was funded through an increase in deposits. Securities held by the Bank decreased by $1.6 million, or 2.6%, to $59.3 million at September 30, 1998 from $60.9 million at September 30, 1997. Total deposits increased by $10.8 million, or 8.6%, to $136.0 million at September 30, 1998 from $125.2 million at September 30, 1997. Deposits increased due to increases in NOW, demand deposit and tiered-rate savings accounts. Total advances from the Federal Home Loan Bank of Boston were $2.0 million at September 30, 1998 compared to none at September 30, 1997. Total equity increased by $1.9 million, or 11.0%, to $19.4 million at September 30, 1998 from $17.5 million at September 30, 1997 as a result of net income of $1.3 million and an increase in the net unrealized gain on securities available for sale of $600,000.

COMPARISON OF OPERATING RESULTS FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

         NET INCOME. The Bank's net income for the twelve months ended September 30, 1999 increased $160,000, or 12.2%, to $1.5 million as compared to $1.3 million for the twelve months ended September 30, 1998. This increase was a result of increases in interest income of $673,000, other income of $864,000 and a decline in the provision for income taxes of $54,000. These amounts were offset by increases in operating expenses of $1.0 million and interest expenses of $419,000. The Bank's return on average assets for the year ended September 30, 1999 was 0.89% compared to 0.88% for the year ended September 30, 1998.

         INTEREST AND DIVIDEND INCOME. Interest and dividend income increased by $673,000, or 6.8%, to $10.6 million for the year ended September 30, 1999 from $9.9 million for the year ended September 30, 1998. The increase in interest and dividend income was mainly the result of a higher average volume of interest-earning assets reduced, to a lesser extent, by a decline in the average rate earned on earning assets. The average volume of interest-earning assets for the year ended September 30, 1999 was $158.9 million earning a rate of 6.67% as compared to $143.0 million earning a rate of 6.95% for the year ended September 30, 1998. The Bank experienced continued growth in real estate lending and invested additional cash flows into stocks and short-term investments. The average balance of loans for the year ended September 30, 1999 was $86.9 million, earning 7.39% for the year. This compares to an average balance of loans for the year ended September 30, 1998 of $76.4 million, earning 7.71% for the year. The average balance of investment securities for the year ended September 30, 1999 was $62.9 million, earning 5.98% for the year. This compares to an average balance of investments for the year ended September 30, 1998 of $61.3 million, earning 6.11% for the year. Finally, the average balance of short-term investments for the year ended September 30, 1999 was $9.1 million, earning 4.65% for the year. This compares to an average balance of short-term investments for the year ended September 30, 1998 of $5.4 million, earning 5.71% for the year.

         INTEREST EXPENSE. Interest expense increased by $419,000, or 9.2%, to $5.0 million for the year ended September 30, 1999 from $4.6 million for the year ended September 30, 1998. Interest expense increased due to a higher volume of interest-bearing liabilities, offset, to a lesser extent, by a declining average rate of interest paid on such interest-bearing liabilities. The average volume of interest-bearing liabilities was $135.7 million with a cost of 3.66% for the year ended September 30, 1999 as compared to $121.4 million with a cost of 3.75% for the year ended September 30, 1998. The average volume of borrowed funds from the Federal Home Loan Bank of Boston increased during the year ended September 30, 1999 to $3.2 million, up from an average balance of $33,000 for the year ended September 30, 1998. The average volume of interest-bearing deposits increased to $132.5 million with a cost of 3.63% for the year ended September 30, 1999 as compared to $121.3 million with a cost of 3.75% for the year ended September 30, 1998.

         NET INTEREST INCOME. The Bank's net interest and dividend income increased by $254,000 for the year ended September 30, 1999, or 4.7%, to $5.6 million from $5.4 million for the year ended September 30, 1998. The increase is attributed to the combination of an increase in interest and dividend income of $673,000 and an increase in interest expense of $419,000. The Bank's net interest rate spread declined to 3.01% for the year ended September 30, 1999 from 3.20% for the comparative year ended September 30, 1998.

         While the average yield on interest-earning assets declined to 6.67% for the year ended September 30, 1999 as compared to 6.95% for the year ended September 30, 1998, the average volume of interest-earning assets increased to $158.9 million for the year ended September 30, 1999 as compared to $143.0 million for the year ended September 30, 1998. The average cost of interest-bearing liabilities declined to 3.66% for the year ended September 30, 1999, from 3.75% for the year ended September 30, 1998, while the average volume of interest-bearing liabilities increased to $135.7 million for the year ended September 30, 1999 as compared to $121.4 million for the year ended September 30, 1998.

         PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses increased by $6,000 to $45,000 for the year ended September 30, 1999 as compared to $39,000 for the year ended September 30, 1998. This moderate increase reflects the Bank's continued loan portfolio growth, including commercial and commercial real estate loans. The Bank continues to have a low level of non-performing loans. However, as the Bank expands its commercial lending activities, increases in the provision are likely.

         OTHER INCOME. Other income consists primarily of fee income for bank services, gains and losses from the sale of securities and income from the writing of options to buy common stock held in the Bank's stock portfolio. Total other income increased 226% to $1.2 million for the year ended September 30, 1999 from $383,000 for the comparative year ended September 30, 1998. The primary reason for the increase in other income was security gains and income from the writing of options to buy common stock held in the Bank's portfolio. Gains from the sale of securities increased to $558,000 for the year ended September 30, 1999, as compared to $90,000 for the year ended September 30, 1998. For the year ended September 30,

1999, income from options increased by $352,000, from $0 for the year ended September 30, 1998. Income from customer deposit and loan fees, plus income from the sale of non-insured investment products through FISCO Equity, Inc., increased to $337,000 for the year ended September 30, 1999, as compared to $293,000 for the year ended September 30, 1998.

         OPERATING EXPENSE. For the twelve months ended September 30, 1999, operating expenses increased $1.0 million, or 27.5%, to $4.7 million from $3.7 million for the twelve months ended September 30, 1998. The increase was primarily due to $554,000 increase in salary and benefits, reflecting the recent opening of a new supermarket branch, senior management bonuses, additional staff in marketing and commercial services, retail staff incentive payments and general increases in salary based upon merit. Also, occupancy and equipment, data processing, marketing, promotion, supplies and other expenses increased as a result of the Bank's recent opening of its supermarket branch. Additional board and committee meetings, mostly associated with strategic planning issues and meetings concerning the formation of a mutual holding company, plus the payment of a yearly retainer fee during the most recent year, increased the level of trustee fees expense.

         INCOME TAXES. The provision for income taxes declined by $54,000 to $696,000 for the year ended September 30, 1999 as compared to $750,000 for the year ended September 30, 1998, resulting in an effective tax rate of 32.1% and 36.4% for the years ended September 30, 1999 and 1998, respectively. The lower effective tax rate is a result of a slight increase from 1998 to 1999 in state taxes, net of the federal tax benefit, and a larger increase in the dividends received deduction. The Bank utilizes security investment subsidiaries to substantially reduce state income taxes.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

         NET INCOME. The Bank's net income remained stable at $1.3 million for the years ended September 30, 1998 and 1997. The return on average assets and the return on average equity for the year ended September 30, 1998 were 0.88% and 7.25%, respectively, compared to 0.93% and 8.06% for the year ended September 30, 1997.

         INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased by $472,000, or 5.0%, to $9.9 million for the year ended September 30, 1998 from $9.5 million for the year ended September 30, 1997. The increase in interest and dividend income was primarily a result of a higher volume of loan originations. While the average balance of loans increased $8.7 million during this period, the average rate for those loans declined to 7.71%, from 7.75%.

         INTEREST EXPENSE. Total interest expense increased by $131,000, or 3.0%, to $4.6 million for the year ended September 30, 1998 from $4.4 million for the year ended September 30, 1997. Interest expense on deposits increased $270,000, or 6.3%, from $4.3 million for the year ended September 30, 1997 to $4.6 million for the year ended September 30, 1998. Interest expense on advances from the Federal Home Loan Bank declined by $139,000 from $141,000 for year ended September 30, 1997 compared to $2,000 for year ended September 30, 1998 based on a lower average balance during the period. The overall increase in interest expenses of $131,000 was primarily due to a higher average balance of interest-bearing liabilities. Average balances of savings accounts increased by $8.4 million for the year ended September 30, 1998 compared to the year ended September 30, 1997.

         NET INTEREST INCOME. Net interest income for the year ended September 30, 1998 was $5.4 million as compared to $5.0 million for the year ended September 30, 1997. The $341,000, or 6.8%, increase can be attributed mainly to an increased balance of interest-earning assets, resulting from a greater volume of loan originations, offset by an increased balance of interest-bearing deposits. The average yield on interest-earning assets decreased 9 basis points to 6.95% for the year ended September 30, 1998 from 7.04% for the year ended September 30, 1997, while the average cost of interest-bearing liabilities decreased by 5 basis points to 3.75% for the year ended September 30, 1998 from 3.80% for the year ended September 30, 1997.

         The Bank's net interest rate spread, which reflects the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, declined 4 basis points to 3.20% for the year ended September 30, 1998 compared to 3.24% for the year ended September 30, 1997. The average balance of loans on real estate increased by $8.1 million for the year ended September 30, 1998 compared to the year ended September 30, 1997. The average balance of commercial loans increased by $733,000 for the year ended September 30, 1998 compared to the year ended September 30, 1997. However, due to customer refinancing of existing adjustable- and fixed-rate loans from higher rates to lower rates, coupled with a declining interest rate environment for new loans, the overall rate earned on the Bank's loan portfolio declined to 7.71% for the year ended September 30, 1998 compared to 7.75% for the year ended September 30, 1997. The average balance of savings accounts increased by $8.4 million for the year ended September 30, 1998 compared to the year ended September 30, 1997.

         PROVISION FOR LOAN LOSSES. The allowance for loan losses is maintained through the provision for loan losses which is a charge to operations. The provision for loan losses was $39,000 for the year ended September 30, 1998 as compared to $96,000 for the year ended September 30, 1997. At September 30, 1998, the balance of the allowance for loan losses was $827,000, or 0.99% of total loans before the allowance for loan losses. During the year ended September 30, 1998, there were no charge-offs against the allowance for loan losses. At September 30, 1997, the balance of the allowance for loan losses was $786,000, or 1.10% of total loans before the allowance for loan losses. During the year ended September 30, 1997, there was $2,000 in charge-offs against the allowance for loan losses and $2,000 in recoveries of previously charged-off loans.

         OTHER INCOME. Other income was $383,000 for the year ended September 30, 1998 compared to $608,000 for the year ended September 30, 1997. The $225,000, or 37.0% decrease, was primarily the result of a $247,000 decrease in the net gain on sale and disposition of securities offset by moderate increases in customer service fees and loan fees due to higher volume. This decrease is attributable, in part, to the establishment by the Bank of a private charitable foundation which the Bank funded by a donation of marketable equity securities with a fair value of $110,000 at the date of transfer. The Bank anticipates increases to other income as it continues to expand the volume of its deposit and lending relationships. It is also the Bank's goal to increase its level of other income by continually considering additional sources of revenue, including expanding the offering of various uninsured investment products, including fixed-rate and variable annuities and mutual funds, through relationships with third party broker-dealers and/or money managers and affiliations with insurance agencies.

         OPERATING EXPENSE. Operating expense for the year ended September 30, 1998 remained relatively stable at $3.7 million when compared to the year ended September 30, 1997 in which operating expense totaled $3.6 million. While the amounts of operating expense were comparable, the 1998 period includes increased occupancy and equipment expenses of $88,000 associated with the Bank's leased operations department space and equipment depreciation. Annual operating expenses are also expected to increase in future periods due to future branch, product and service expansion, and the increased cost of operating as a mutual holding company.

IMPACT OF NEW ACCOUNTING STANDARDS

         ACCOUNTING FOR STOCK-BASED COMPENSATION. In October 1995, the Financial Accounting Standards Board ("FASB") issued a Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This Statement encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied.

         The accounting requirements of this Statement are generally effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of this Statement are generally effective for financial statements for fiscal years beginning after December 15, 1995. It is anticipated that the Bank will adopt Opinion No. 25 for accounting treatment of stock options and make the pro forma disclosures required by this Statement.

         EARNINGS PER SHARE. In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 14, "Earnings per Share," and makes them comparable to international earnings per share standards. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted.

         DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" which establishes standards for disclosing information about an entity's capital structure. This Statement continues the previous disclosure requirements found in Accounting Principle Board Opinions. No. 10, "Omnibus Opinion - 1996," and No. 15, "Earnings Per Share," and FASB Statement No. 47, "Disclosure of Long-Term Obligations" and eliminates the exemption of nonpublic entities from certain disclosure requirements of Opinion No. 15. Additionally, this Statement consolidates capital disclosure requirements for ease of retrieval and greater visibility to nonpublic entities. This Statement is effective for financial statements for periods ending after December 15, 1997 and is not expected to have a material impact on us.

         DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements. This Statement requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for financial statements for periods beginning after December 15, 1997 and is not expected to have a material impact on us.

         EMPLOYER'S DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. The Statement revises employers' disclosures about pension and other postretirement plans. It does not change the measurement or recognition of those plans. The Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practical, requires additional information on changes in the benefits obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that were previously required by generally accepted accounting principles. The Bank will adopt these disclosure requirements beginning in the year ending September 30, 1999, and it is not expected to have a material impact on us.

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This Statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: a hedge of the exposure or changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment that are attributable to a particular risk. A hedge of the exposure to variability in the cash flows of a recognized asset or liability, or of a forecasted transaction, that is attributable to a particular risk. Or, a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a forecasted transaction, or a net investment in a foreign operation. This Statement generally provides for matching the timing of the recognition of the gain or loss of the hedging instrument with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value are recognized in net income in the period of change. Adoption of this Statement by us will require that changes in fair value of covered call options be recognized in net income. Currently, such changes are included in a separate component of surplus. The Bank will adopt SFAS No. 133 commencing October 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The term "liquidity" refers to the Bank's ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. The Bank's primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by the Bank's operations. The Bank also has expanded its use of borrowings from the Federal Home Loan Bank of Boston as part of its management of interest rate risk. At September 30, 1999, the Bank had $4.0 million in outstanding borrowings.

         Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

         The Bank's primary investing activities are the origination of one- to four-family real estate and other loans, the purchase of mortgage-backed securities and the purchase of investment securities. During the years ended September 30, 1999, 1998 and 1997, the Bank originated loans of $39.9 million, $38.9 million and $34.1 million, respectively. Purchases of mortgage-backed securities were $6.4 million, $6.4 million and $1.4 million for the years ended September 30, 1999, 1998 and 1997, respectively. Purchases of investment securities were $20.4 million, $14.5 million and $11.1 million for the years ended September 30, 1999, 1998 and 1997, respectively.

         These investing activities were funded by deposit growth, principal payments on mortgage loans and mortgage-backed securities, calls and maturities on investment securities, Federal Home Loan Bank borrowings and funds provided by the Bank's operating activities. Principal repayments on loans and mortgage-backed securities totaled $35.1, $31.0 million and $31.3 million for the years ended September 30, 1999, 1998 and 1997, respectively. Maturities of investment securities totaled $3.8 million, $1.3 million and $3.5 million during the years ended September 30, 1999, 1998 and 1997, respectively. Sales and calls of investment securities provided cash flows of $12.0 million, $18.0 million and $8.0 million during the years ended September 30, 1999, 1998 and 1997, respectively.

         At September 30, 1999, the Bank had loan commitments to borrowers of $2.0 million, and available home equity lines of credit of $5.4 million. The Bank had no commitments to purchase mortgage-backed securities at September 30, 1999. Total deposits increased $14.2 million, $10.8 million and $4.9 million during the years ended September 30, 1999, 1998 and 1997, respectively. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. Certificate of deposit accounts scheduled to mature within one year were $42.9 million at September 30, 1999. Based on the Bank's deposit retention experience and current pricing strategy, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the FDIC, Depositors Insurance Fund and other available reports that compare the Bank's liquidity with banks in its peer group. The Bank anticipates that it will have sufficient funds to meet its current funding commitments.

         In May 1999, the Bank expanded its retail banking franchise by opening an additional branch location in the town of Shrewsbury. This branch is located in the Shaw's supermarket, and start-up costs were approximately $300,000. In the first half of 2000, the Bank also plans to begin an expansion of its facilities by constructing an addition to its existing executive office. The construction expenses for this addition are expected to total approximately $2.5 million. The Bank anticipates that it will have sufficient funds to meet these planned capital expenditures throughout 2000.

         At September 30, 1999, the Bank exceeded each of the applicable regulatory capital requirements. The Bank's leverage (tier 1) capital was approximately $19.7 million, or 11.4%. In order to be classified as "well-capitalized" by the FDIC, the Bank was required to have leverage (tier 1) capital of $8.6 million, or 5.0%. To be classified as a well-capitalized bank by the FDIC, the Bank must also have a risk-based total capital ratio of 10.0%. At September 30, 1999, the Bank had a risk-based total capital ratio of 21.2%. See "Regulation" for a discussion of the regulatory capital requirements applicable to the Bank.

         Other than with respect to the capital expenditures that are to be made in connection with the Bank's executive office as noted above, the Bank does not anticipate any material capital expenditures. Further, the Bank does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

FINANCIAL SERVICES MODERNIZATION LEGISLATION

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act: (a) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers; (b) provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies; (c) broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;
(d) provides an enhanced framework for protecting the privacy of consumer information; (e) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system; (f) modifies the laws governing the implementation of the Community Reinvestment Act and (g) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

         Bank holding companies will be permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially-related activities.

         The Bank does not believe that the Act will have a material adverse effect on its operations in the near-term. However, to the extent that the Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Bank currently offers and that can aggressively compete in the markets it currently serves.

YEAR 2000

         Based on a review of the Bank's business since January 1, 2000, the Bank has not experienced any material effects of the Year 2000 problem. Although the Bank has not been informed of any material risks associated with the Year 2000 problem from third parties, there can be no assurance that the Bank will not be impacted in the future. The Bank will continuously monitor its business applications and maintain contact with its third party vendors and key business partners to resolve any year 2000 problems that may arise in the future.

         Monitoring and managing the Year 2000 project has resulted in direct and indirect costs to the Bank. The Bank currently estimates that the total costs will be approximately $65,000 and does not believe that such costs will have a material effect on results of operations. Both direct and indirect costs of addressing the Year 2000 problem have been charged to earnings as incurred.

IMPACT OF INFLATION AND CHANGING PRICES

         The Consolidated Financial Statements and accompanying Notes have been prepared in accordance with generally accepted accounting principles ("GAAP"). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, the Bank's assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

ITEM 7.           FINANCIAL STATEMENTS

         The Consolidated Financial Statements of Westborough Savings Bank and its subsidiaries are included in pages F-1 through F-33 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.           DIRECTORS AND PRINCIPAL OFFICERS OF THE BANK AND THE
                  COMPANY

MANAGEMENT

         The Company and the Bank each have 16 directors. Each director belongs to one of three groups with staggered three-year terms of office. Six directors are in Group One and have terms expiring in 2000.

Five directors are in Group Two and have terms expiring in 2001. Five directors are in Group Three and have terms expiring in 2002. At each of the Company's annual stockholder meetings, the stockholders will elect directors to fill the seats of the directors whose terms are expiring in that year and any vacant seats. The Company, as the Bank's sole stockholder, will elect the Bank's directors.

DIRECTORS

         The following table sets forth certain information regarding the Board of Directors of the Bank and the Company.

                                                      POSITIONS AT THE BANK                 BANK TRUSTEE       TERM
            NAME                AGE                      AND THE COMPANY                       SINCE         EXPIRES
            ----                ---                      ---------------                       -----         -------
Nelson P. Ball                   68     Director                                                1980           2001
Edward S. Bilzerian              67     Director                                                1993           2002
David E. Carlstrom               66     Director                                                1976           2000
John L. Casagrande               53     Senior Vice President, Treasurer and Director           1994           2000
William W. Cotting, Jr.          53     Director                                                1988           2000
Robert G. Daniel                 71     Director                                                1969           2001
Earl W. Hutt                     72     Director                                                1988           2001
Walter A. Kinell, Jr.            71     Chairman of the Board of Directors                      1967           2000
Robert A. Klugman                48     Director                                                1991           2000
Roger B. Leland                  70     Director                                                1974           2001
Joseph F. MacDonough             54     President, Chief Executive Officer and Director         1982           2001
Paul F. McGrath                  53     Director                                                1993           2002
Charlotte C. Spinney             63     Director                                                1991           2002
Phyllis A. Stone                 56     Director                                                1999           2002
James E. Tashjian                58     Director                                                1973           2002
Daniel G. Tear                   73     Director                                                1985           2000

BIOGRAPHICAL INFORMATION

The business experience of each of the Bank's directors is as follows:

         NELSON P. BALL is the owner of Ball Financial Services, Co., located in Westborough, Massachusetts. He has served as a financial services advisor for over 20 years and is a member of the National Association of Securities Dealers, Inc.

         EDWARD S. BILZERIAN is President of Bilzerian Consulting Group, Inc., a privately held company located in Worcester, Massachusetts, specializing in small business turnarounds. He has been self-employed for over ten years.

         DAVID E. CARLSTROM has served as President of Carlstrom Pressed Metal Co., Inc. for over 25 years. Carlstrom Pressed Metal is located in Westborough, Massachusetts.

         JOHN L. CASAGRANDE has served as the Senior Vice President and Treasurer of the Bank since 1993. He joined the Bank after having been employed as a senior bank officer and certified public accountant for over 15 years at various times by several financial institutions (including mutual and stock institutions) and the accounting firm of Peat Marwick.

         WILLIAM W. COTTING, JR. has been an attorney in private practice for over 20 years. His practice is located in Northborough, Massachusetts.

         ROBERT G. DANIEL was employed in various capacities, including President and Treasurer, at Carlson Daniel Insurance Agency, Inc., located in Westborough, Massachusetts from 1958 to 1994. Mr. Daniel sold insurance from 1994 to 1996 for Allied American Agency following its acquisition of Carlson Daniel. Mr. Daniel currently serves as President and Treasurer of Westborough Insurance Agency, Inc., a non-active corporation used as a vehicle for payments from Allied American as negotiated in connection with the acquisition of Carlson Daniel.

         EARL H. HUTT has served as an investment advisor and portfolio manager for private industry for over 20 years.

         WALTER A. KINELL, JR. has been Chairman of the Board since 1994. Mr. Kinell joined the Bank in 1949 as an assistant treasurer, became President and Chief Executive Officer in 1969 and retired from this position in 1994.

         ROBERT A. KLUGMAN, M.D. has practiced general medicine in Westborough, Massachusetts for over 20 years.

         ROGER B. LELAND has practiced estate, tax and real estate law at Leland Law Associates for over 30 years. During that time, he also served as an insurance broker, selling life and casualty insurance products, through Leland Insurance Agency, Inc. Leland Law Associates and Leland Insurance Agency are located in Northborough, Massachusetts.

         JOSEPH F. MACDONOUGH has served as President and Chief Executive Officer of the Bank since 1994. He joined the Bank in 1981 and served as Vice President and Treasurer until his appointment as President. Mr. MacDonough serves on the Board of Trustees of the Savings Bank Employees' Retirement Association and is a certified public accountant.

         PAUL F. MCGRATH is a certified public accountant and has served as President of Mottle McGrath Braney & Flynn, P.C. for over five years. Mottle McGrath is a certified public accounting firm, located in Worcester, Massachusetts, that provides accounting, tax and business advisory services throughout central New England.

         CHARLOTTE C. SPINNEY is a retired social studies teacher. She taught at Westborough High School for 41 years and, during that time, she created the curriculum for the community service component of the school's Sociology course.

         PHYLLIS A. STONE has served as Vice President and Treasurer of Comey Oil Co., Inc., located in Westborough, Massachusetts, for the past three years. Prior to her appointment as Vice President, she served in various other capacities within Comey Oil for over 30 years. She is past Treasurer of the Regatta Point Community Sailing Inc. of Worcester, Massachusetts.

         JAMES E. TASHJIAN is a partner in the law firm of Tashjian, Simsarian & Wickstrom, located in Westborough, Massachusetts. He has engaged in the general practice of law for over 30 years.

         DANIEL G. TEAR has served as a consultant to businesses in the area of management psychology for the past 30 years.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         In addition to Messrs. Casagrande and MacDonough, the Company and the Bank have the following executive officers:

         VICKIE A. BOUVIER has worked for the Bank since 1976 and has been the Vice President, Operations Officer since 1994.

         ALEXANDER P. TAUTKAS is currently the Vice President and Senior Loan Officer of the Bank, an office which he has held since 1997. He is responsible in this capacity for the Bank's loan portfolio. He has been employed by the Bank in various positions since 1977.

         MARGARET I. DUQUETTE has worked for the Bank as its Director of Human Resources since 1997. Prior to 1997, she held the position of Director of Human Resources at Bay State Savings Bank in Worcester, Massachusetts where she worked for 19 years.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires that the Company's directors, executive officers, and any person holding more than ten percent of the Company's Common Stock file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that all of the Company's executive officers and directors complied with all
Section 16(a) filing requirements applicable to them.

ITEM 10.          EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         The Bank pays a fee of $200 to each of its non-management trustees for attendance at each board meeting and each meeting of a committee of which they are members, with the Chairman of each committee receiving a fee of $225. The Bank paid fees totaling approximately $124,000 to its non-employee trustees for the year ended September 30, 1999. In addition to the meeting fees, for fiscal quarter ended September 30, 1999, the Bank paid an aggregate retainer fee of $7,500 to non-management trustees. Going forward, the Bank currently plans to pay, for fiscal year ending September 30, 2000, such retainer fee to non-management trustees in advance. In the aggregate, the annual retainer fee would amount to $30,000.

         The Bank anticipates that the directors will be eligible to participate in the stock option and management recognition plans expected to be implemented following the completion of the Reorganization.

EXECUTIVE COMPENSATION

         COMPENSATION DECISIONS. Decisions regarding the compensation of the Company's executives will be determined by the members of the Compensation Committee. However, because directors employed by the Company who are appointed to serve on the Compensation Committee will not be permitted to make decisions with respect to the compensation and benefits payable to executives of Company, no interlocks will exist between members of the Compensation Committee and the employees of the Company.

         CASH COMPENSATION. The following table sets forth the cash compensation paid by the Bank for services rendered in all capacities during the fiscal year ended September 30, 1999 to the Chief Executive Officer of the Bank and all other executive officers of the Bank who received compensation in excess of $100,000 (each, a "Named Executive Officer") during such fiscal year.


                                                                                            LONG TERM
                                                     ANNUAL COMPENSATION                   COMPENSATION
                                                     -------------------                   ------------
         NAME AND                                                     OTHER ANNUAL                                 ALL OTHER
    PRINCIPAL POSITION       YEAR      SALARY ($)     BONUS ($)    COMPENSATION ($)(1      LTIP PAYOUTS($)      COMPENSATION(2)
    ------------------       ----      ----------     ---------    ------------------      ---------------      ---------------
Joseph F. MacDonough
   President and Chief
   Executive Officer         1999      $ 156,437      $ 29,371             -                      -                $ 38,405
John L. Casagrande
   Senior Vice President
   and Treasurer             1999      $  87,331      $ 19,931             -                      -                  18,092

------------------


(1) The Bank provides Mr. MacDonough with certain non-cash benefits and perquisites, such as the use of an automobile, club membership dues and certain other personal benefits, the aggregate value of which did not exceed the lesser of $50,000 or 10% of the total annual salary and annual bonus reported for him in the Summary Compensation Table.

(2) Includes the dollar value of the benefit to Mr. MacDonough and Mr. Casagrande of the premiums paid by the Bank under their split dollar life insurance arrangements and contributions on behalf of the Bank's 401(k) plan. The full amount of the premiums paid by the Bank under the split dollar life insurance arrangement will be refunded to it from the proceeds of the split dollar life insurance policy.

EMPLOYMENT AGREEMENTS

         Effective upon the Reorganization, the Company intends to enter into separate employment agreements with Messrs. MacDonough and Casagrande to secure their services as President and Chief Executive Officer, and Senior Vice President and Treasurer, respectively. The employment agreements will provide for an initial term of three years in the case of Mr. MacDonough, and two years in the case of Mr. Casagrande. Commencing on the first anniversary of the effective date of each agreement, and continuing on each anniversary date thereafter, the employment agreements may be extended, after review by the Compensation Committee of the Board of the executive's performance, for an additional one-year period, so that the remaining term will be three years in the case of Mr. MacDonough, and two years in the case of Mr. Casagrande. The current base salaries for Mr. MacDonough and Mr. Casagrande are $180,000 and $100,000, respectively. The employment agreements provide for each executive's base salary to be reviewed annually by the Board, and it is anticipated that each executive's base salary will be adjusted based on his job performance and the overall performance of the Company and the Bank. In addition to base salary, each employment agreement provides for participation in stock, retirement, and welfare benefit plans and eligibility for fringe benefits applicable to executive personnel. Mr. MacDonough's agreement provides for the reimbursement of his ordinary and necessary business expenses, which specifically include travel and entertainment expenses, expenses related to the use of an automobile, and fees for membership in clubs and organizations that he and the Company agree are for business purposes. Mr. Casagrande's agreement provides for the reimbursement of his ordinary and necessary business expenses, which specifically include certain travel and entertainment expenses.

         The Company may terminate each executive's employment at any time with or without cause, and each executive may resign at any time provided he provides 30 days prior written notice and fully cooperates in the transition of his duties. In the event an executive's employment is terminated without cause during the term of the employment agreement, the executive will be entitled to severance benefits. These severance benefits include a lump sum payment equal to the present value of the base salary and bonus payments that would have been made to the executive for the remaining term of his employment agreement, assuming the executive would have been awarded a bonus for each year remaining in the agreement term equal to the highest annual bonus paid to him in the preceding three year period and paid his base salary during the remaining agreement term at the annual rate in effect as of the termination. In addition, the executive will be entitled to continue his participation in the group life, health, dental, accidental death and long-term disability plans sponsored by the Bank for the remaining term of his employment agreement. The same severance benefits will be payable if the executive resigns during the term of the employment agreement following: failure of the Board to reappoint the executive to the position provided for in his employment agreement; failure of the Company to vest in the executive the duties set forth in the agreement, if not cured; and the Company's material breach of the agreement. The employment agreements also provide certain uninsured benefits in the event the executive's employment terminates because of death or disability.

         Under his employment agreement, Mr. MacDonough agrees that for the three year period following his termination of employment, he will not take a position with any competitor that would require him to work within a 50 mile radius of the headquarters of the Company or the Bank. Mr. Casagrande agrees under his employment agreement that for a period of two years following his termination of employment he will not take a position with any competitor that would require him to work within a 30 mile radius of the headquarters of the Company or the Bank.

         CHANGE IN CONTROL PROVISIONS. In the event Mr. MacDonough or Mr. Casagrande resigns for any reason or is terminated without cause following a change in control of the Company or the Bank, he will be entitled to certain severance benefits. These severance benefits include a lump sum payment equal to the present value of the base salary and bonus payments that would have been made to the executive for the remaining term of his employment agreement, assuming the executive would have been awarded a bonus for each year remaining in the agreement term equal to the highest annual bonus paid to him in the preceding three year period and paid his base salary during the remaining agreement term at the annual rate in effect as of the termination. However, in no event will the amount of this lump sum payment be less than 2.99 multiplied by the executive's average annual compensation for the preceding five years. In addition, the executive will be entitled to continue his participation in the group life, health, dental, accidental death and long-term disability plans sponsored by the Bank for the remaining term of his employment agreement. A second-step conversion will not trigger additional benefits or accelerate benefits under the employment agreements or under any other arrangement.

         If the Company or the Bank experiences a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of their assets as contemplated by section 280G of the Internal Revenue Code ("Code"), a portion of any severance payments under the employment agreements might constitute an "excess parachute payment" under current federal tax laws. Any excess parachute payment would be subject to a 20% federal excise tax payable by the executive. Neither the Bank nor the Company could claim a federal income tax deduction for an excess parachute payment. The employment agreements require the Company to indemnify each executive against the financial effects of the excise tax.

BENEFIT PLANS

         PENSION PLANS. The Bank maintains a tax-qualified pension plan that covers substantially all employees who have attained age 21 and have at least one year of service. The following table shows the estimated aggregate benefits payable under the pension plan upon retirement at age 65 with various years of service and average compensation combinations.


                                                                  YEARS OF SERVICE
  AVERAGE                                                         ----------------
COMPENSATION              10                 15                 20                25                 30                 35
------------              --                 --                 --                --                 --                 --
$  100,000            $  16,516          $  24,774          $  33,032         $  41,290          $  41,290          $  41,290
$  125,000            $  21,141          $  31.712          $  42,282         $  52,853          $  52,853          $  52,853
$  150,000            $  25,766          $  38,649          $  51,532         $  64,415          $  64,415          $  64,415
$  160,000            $  27,616          $  41,424          $  55,232         $  69,040          $  69,040          $  69,040
$  175,000            $  27,616          $  41,424          $  55,232         $  69,040          $  69,040          $  69,040
$  200,000            $  27,616          $  41,424          $  55,232         $  69,040          $  69,040          $  69,040
$  300,000            $  27,616          $  41,424          $  55,232         $  69,040          $  69,040          $  69,040
$  400,000            $  27,616          $  41,424          $  55,232         $  69,040          $  69,040          $  69,040

         The benefits shown in the preceding table are annual benefits payable in the form of a single life annuity and are not subject to any deduction for Social Security benefits or other offset amounts. At September 30, 1999, Mr. MacDonough's and Mr. Casagrande's average compensation and estimated years of service were $152,217 and 21.9 years of service and $93,406 and 5.75 years of service, respectively.

         Mr. MacDonough and Mr. Casagrande are entitled to supplemental retirement benefits under an Executive Supplemental Compensation Agreement each has entered into with the Bank. Under each agreement, the executive is entitled to an annual retirement benefit, payable at age 65 in the form of a single life annuity, equal to 70% of his benefit computation base in the case of Mr. MacDonough and 50.4% of his benefit computation base in the case of Mr. Casagrande, but reduced by the sum of: 2% multiplied by the executive's annual primary Social Security benefit multiplied by his years of service, plus his annual retirement benefit under any tax-qualified pension plan, plus the annual annuity payable to the executive under his Split Dollar Agreement. Under the agreements, the executive's benefit computation base is his average annual compensation during the 12 consecutive calendar quarters in which his compensation is the highest.

         401(K) PLAN. The Bank maintains a tax-qualified 401(k) defined contribution plan for employees who have attained age 21 and have at least one year of service. Eligible employees may take pre-tax contributions to the plan through salary reduction elections from 1% to 15% of annual compensation, subject to limitations of the Internal Revenue Code (for 1999, the annual limit was $10,000). The Bank makes a matching contribution to the plan equal to 25% of the first four percent of annual compensation contributed to the plan on a pre-tax basis by the eligible employee.

         This plan has an individual account for each participant's contributions and allows each participant to direct the investment of his or her account. As of the completion of the reorganization, one permitted investment will be the Company's common stock. The plan itself is not an eligible account holder. However, participants who are eligible account holders may use their subscription rights to purchase stock for their plan accounts in the initial offering. This plan will purchase common stock for other participants from the Company in the initial offering, to the extent that shares are available to investors who are not eligible account holders, and in open market transactions. Participants will direct the voting of shares purchased for their plan accounts.

         EMPLOYEE STOCK OWNERSHIP PLAN. This plan is a tax-qualified plan that covers substantially all employees of the Bank and the Company who have at least one year of service and have attained age 21 and will take effect at the completion of the Reorganization.

         The Company intends to lend this plan enough money to purchase 8% of the shares issued to investors other than the MHC. The plan will purchase these shares from the Company to the extent that shares are available after filling the subscriptions of eligible account holders. Otherwise, the plan will purchase these shares in private transactions or on the open market after completion of the Reorganization to the extent that shares are available for purchase on reasonable terms. If this plan cannot purchase the shares that it wants directly from the Company in the offering, there is no assurance that it will purchase shares after the Reorganization, or that such purchases will occur during any particular time period or at any particular price.

         Although contributions to this plan will be discretionary, the Bank intends to contribute enough money each year to make the required principal and interest payments on the loan from the Company. It is expected that this loan will be for a term of at least 10 years and will call for level annual payments of principal and interest. The plan will initially pledge the shares it purchases as collateral for the loan and hold them in a suspense account.

         The plan will not distribute the pledged shares right away. Instead, it will release a portion of the pledged shares annually. The plan will allocate the shares released each year among the accounts of participants in proportion to their base salary for the year. For example, if a participant's base salary for a year represents 1% of the total base salaries of all participants for the year, the plan would allocate to that participant 1% of the shares released for the year. Participants direct the voting of shares allocated to their accounts. Shares in the suspense account will usually be voted in a way that mirrors the votes which participants cast for shares in their individual accounts.

         This plan may purchase additional shares in the future, and may do so using borrowed funds, cash dividends, periodic employer contributions or other cash flow.

         BENEFIT RESTORATION PLAN. Effective as of the Reorganization, the Company intends to adopt a benefit restoration plan for Mr. MacDonough. This plan is designed to provide Mr. MacDonough with the benefits that would otherwise be earned by him as a participant in the 401(k) plan and the employee stock ownership plan if such benefits were not limited by certain provisions of the Internal Revenue Code. For example, the amount of annual compensation that may be counted in determining Mr. MacDonough's annual allocation of shares under the employee stock ownership plan and annual allocation of employer matching contributions under the 401(k) plan is restricted to $160,000, as adjusted for cost-of-living increases from time to time by IRS regulation. The benefit restoration plan provides for a benefit equal in value to the allocations under the employee stock ownership plan and the 401(k) that would have been made on Mr. MacDonough's behalf but for these IRS limits, including employer matching contributions that would have been made under the 401(k) plan if Mr. MacDonough had elected to make pre-tax contributions to the 401(k) plan up to the maximum percentage of salary permitted under the terms of the plan and the annual IRS limit on pre-tax contributions did not apply ($10,000 in 1999).

         Under the benefit restoration plan, a bookkeeping account will be established for Mr. MacDonough which will be credited with a number of "stock units" equal to the number of shares that could not be allocated on his behalf under the employee stock ownership plan each year because of the IRS limits. The value of this supplemental employee stock ownership plan bookkeeping account at any time is equal to the number of stock units credited to the account multiplied by the current fair market value per share. A bookkeeping account also will be established for Mr. MacDonough which will be credited each year with an amount equal to the employer matching contributions that could not be allocated to his account under the 401(k) plan because of the IRS limits. Each year, this supplemental employer matching contribution bookkeeping account will be credited with hypothetical investment earnings as if the amount credited to the account were invested either in 30-year Treasury securities or in other investment funds selected by the Compensation Committee.

         Unless a different time or form of distribution is elected by Mr. MacDonough within the 30 day period following the effective date of the plan, the value of his supplemental employee stock ownership plan and employer matching contribution bookkeeping accounts will be paid to him in one lump sum cash payment as soon as possible following the end of the calendar year in which his employment terminates. The benefit restoration plan is an unfunded plan, and benefits payable thereunder will be paid from the general assets of the Company.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

PRINCIPAL STOCKHOLDERS OF THE COMPANY

         Not applicable. As of the date of this report, the Company has issued no shares of its common stock.

SECURITY OWNERSHIP OF MANAGEMENT

         Not applicable. As of the date of this report, the Company has issued no shares of its common stock.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Bank does not make loans to its executive officers or employees. However, the Bank does make loans to its trustees/directors. These loans bear interest at the same rate as loans offered to non-trustee/director borrowers and have the same underwriting terms that apply to non-trustee/director borrowers.

         The Bank retains the law firm of Tashjian, Simsarian & Wickstrom. Mr. James Tashjian, a director of the Company and the Bank, and a trustee of the MHC, has been a partner of Tashjian, Simsarian & Wickstrom since 1995. For 1999, the firm received approximately $73,813 from borrowers of the Bank to review loan documentation.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following exhibits are either filed as part of this report or are incorporated herein by reference:


                2.1 Plan of Reorganization from Mutual Savings Bank to Mutual
                    Holding Company and Stock Issuance Plan of Westborough Savings Bank*
                3.1 Articles of Organization of Westborough Financial Services,
                    Inc.*
                3.2 Bylaws of Westborough Financial Services, Inc.*
                3.3 Articles of Organization of The Westborough Bank*
                3.4 Bylaws of The Westborough Bank*

                3.5 Charter of Westborough Bancorp, MHC*
                3.6 Bylaws of Westborough Bancorp, MHC*
                4.1 Articles of Organization of Westborough Financial Services,
                    Inc. (See Exhibit 3.1)
                4.2 Bylaws of Westborough Financial Services, Inc. (See Exhibit
                    3.2)
                4.3 Form of Stock Certificate of Westborough Financial Services,
                    Inc.*
            10.1(a) Form of Employee Stock Ownership Plan of Westborough
                    Financial Services, Inc.*
            10.1(b) Form of ESOP Trust Agreement*
               10.2 Form of Executive Employment Agreement, by and between
                    Joseph F. MacDonough and Westborough Financial Services,
                    Inc.*
               10.3 Form of Executive Employment Agreement, by and between John
                    L. Casagrande and Westborough Financial Services, Inc.*
               21.1 Subsidiaries of the Registrant*
               27.1 Financial Data Schedule (only filed in electronic format)

------------------------

* Incorporated herein by reference to Registration Statement on Form SB-2 (Registration No. 333- 80075), as filed with the Securities and Exchange Commission on June 4, 1999, as amended.

(b)      REPORTS ON FORM 8-K.

         None.

         This Form 10-KSB contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Bank and the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Bank's or the Company's operations and investments.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTBOROUGH FINANCIAL SERVICES, INC.
By:
/s/ Joseph F. Macdonough
-------------------------------------
PRESIDENT AND CHIEF EXECUTIVE OFFICER

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                   NAME                                    TITLE                              DATE
                   ----                                    -----                              ----
/s/ Walter A. Kinell, Jr.                  Chairman of the Board of                     February 7, 2000
----------------------------               Directors
Walter A. Kinell, Jr.

/s/ Joseph F. MacDonough                   President, Chief Executive                   February 7, 2000
------------------------                   Officer and Director
Joseph F. MacDonough

/s/ Nelson P. Ball                         Director                                     February 7, 2000
----------------------------
Nelson P. Ball

/s/ Edward S. Bilzerian                    Director                                     February 7, 2000
----------------------------
Edward S. Bilzerian

/s/ David E. Carlstrom                     Director                                     February 7, 2000
----------------------------
David E. Carlstrom

/s/ John L. Casagrande                     Senior Vice President,                       February 7, 2000
----------------------------               Treasurer and Director
John L. Casagrande

/s/ William W. Cotting, Jr.                Director                                     February 7, 2000
---------------------------
William W. Cotting, Jr.

/s/ Robert G. Daniel                       Director                                     February 7, 2000
----------------------------
Robert G. Daniel

/s/ Earl W. Hutt                           Director                                     February 7, 2000
----------------------------
Earl W. Hutt

/s/ Robert A. Klugman                      Director                                     February 7, 2000
----------------------------
Robert A. Klugman

/s/ Roger B. Leland                        Director                                     February 7, 2000
----------------------------
Roger B. Leland

/s/ Paul F. McGrath                        Director                                     February 7, 2000
----------------------------
Paul F. McGrath

                   Name                                    Title                              Date
                   ----                                    -----                              ----

/s/ Charlotte C. Spinney                   Director                                     February 7, 2000
----------------------------
Charlotte C. Spinney

/s/ Phyllis A. Stone                       Director                                     February 7, 2000
----------------------------
Phyllis A. Stone

/s/ James E. Tashjian                      Director                                     February 7, 2000
----------------------------
James E. Tashjian

/s/ Daniel G. Tear                         Director                                     February 7, 2000
----------------------------
Daniel G. Tear

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                            WESTBOROUGH SAVINGS BANK

Report of the Audit Committee                                          1

Independent Auditors' Report                                           2

Consolidated Balance Sheets as of September 30, 1999
    and 1998                                                           3

Consolidated Statements of Income for the Years Ended
    September 30, 1999, 1998 and 1997                                  4

Consolidated Statements of Changes in Surplus for the
    Years Ended September 30, 1999, 1998 and 1997                      5

Consolidated Statements of Cash Flows for the
    Years Ended September 30, 1999, 1998 and 1997                     6-7

Notes to Consolidated Financial Statements                            8-33

                          REPORT OF THE AUDIT COMMITTEE


                         Westborough, Massachusetts, ____________________ , 2000

To the Board of Trustees of


              WESTBOROUGH SAVINGS BANK, WESTBOROUGH, MASSACHUSETTS


                Under the requirements of General Laws, Chapter 168, Section 25, we have caused an audit to be made of the consolidated financial statements of the Bank in accordance with generally accepted auditing standards. The nature, extent and results of the audit are set forth in the accompanying independent auditors' report, and we hereby indicate our acceptance of the report.


                              ----------------------------------------
                                                                      )
                              ----------------------------------------)
                                                                      )
                              ----------------------------------------)
                                                                      )Audit
                              ----------------------------------------)Committee
                                                                      )
                              ----------------------------------------)

                          INDEPENDENT AUDITORS' REPORT



The Audit Committee
Westborough Savings Bank
Westborough, Massachusetts


We have audited the accompanying consolidated balance sheets of Westborough Savings Bank and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income, changes in surplus and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westborough Savings Bank and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles.


Wolf & Company, P.C.


Boston, Massachusetts
November 9, 1999

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1999 AND 1998

                                 (IN THOUSANDS)

                                                    ASSETS

                                                                   1999             1998
                                                               --------------   --------------


Cash and due from banks                                              $ 4,157          $ 2,698
Federal funds sold                                                     4,632            6,659
Short-term investments                                                 1,929            3,084
                                                               --------------   --------------
               Total cash and cash equivalents                        10,718           12,441

Securities available for sale                                         63,607           59,345
Federal Home Loan Bank stock, at cost                                    850              762
Loans, net                                                            92,092           82,348
Foreclosed real estate, net                                                -               74
Banking premises and equipment, net                                    1,724            1,522
Accrued interest receivable                                            1,130            1,116
Deferred income taxes                                                    833                -
Cash surrender value of life insurance                                 2,906              704
Other assets                                                             734              211
                                                               --------------   --------------

                                                                   $ 174,594        $ 158,523
                                                               ==============   ==============


                                           LIABILITIES AND SURPLUS

Deposits                                                             $ 150,111        $ 135,962
Federal Home Loan Bank advances                                          4,000            2,000
Mortgagors' escrow accounts                                                231              218
Accrued taxes and expenses                                                 865              960
Other liabilities                                                          106               16
                                                                 --------------   --------------
               Total liabilities                                       155,313          139,156
                                                                 --------------   --------------

Commitments and contingencies

Surplus                                                                 19,680           18,207
    Accumulated other comprehensive income (loss)                         (399)           1,160
                                                                 --------------   --------------
               Total surplus                                            19,281           19,367
                                                                 --------------   --------------

                                                                     $ 174,594        $ 158,523
                                                                 ==============   ==============

See accompanying notes to consolidated financial statements.

                                                         4
                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (IN THOUSANDS)


                                                                            Years Ended September 30,
                                                                  -------------------------------------------
                                                                     1999            1998           1997
                                                                  ------------    -----------    ------------

Interest and dividend income:
    Interest and fees on loans                                    $ 6,422          $ 5,884          $ 5,242
    Interest and dividends on investment securities:
       Taxable interest                                             3,338            3,580            3,822
       Non-taxable interest                                            59               11                -
       Dividends                                                      362              152              131
    Interest on federal funds sold                                    240              228              219
    Interest on short-term investments                                185               78               47
                                                                  --------         --------         --------
               Total interest and dividend income                  10,606            9,933            9,461
                                                                  --------         --------         --------
Interest expense:
    Interest expense on deposits                                    4,809            4,555            4,285
    Interest expense on borrowings                                    167                2              141
                                                                  --------         --------         --------
               Total interest expense                               4,976            4,557            4,426
                                                                  --------         --------         --------

Net interest income                                                 5,630            5,376            5,035
Provision for loan losses                                              45               39               96
                                                                  --------         --------         --------
      Net interest income, after provision
          for loan losses                                           5,585            5,337            4,939
                                                                  --------         --------         --------
Other income:
    Customer service fees                                             277              259              242
    Loan fees                                                          17               20               14
    Income from covered call options                                  352                -                -
    Gain on sales and dispositions of securities, net                 558               90              337
    Miscellaneous                                                      43               14               15
                                                                  --------         --------         --------
               Total other income                                   1,247              383              608
                                                                  --------         --------         --------
Operating expenses:
    Salaries and employee benefits                                  2,549            1,995            1,963
    Occupancy and equipment expenses                                  664              519              431
    Data processing expenses                                          239              183              153
    Marketing                                                         221              144              162
    Contributions                                                      18               19              124
    Professional fees                                                  81               89               86
    Other general and administrative expenses                         891              708              644
                                                                  --------         --------         --------
               Total operating expenses                             4,663            3,657            3,563
                                                                  --------         --------         --------

Income before income taxes                                          2,169            2,063            1,984

Provision for income taxes                                            696              750              676
                                                                  --------         --------         --------

Net income                                                        $ 1,473          $ 1,313          $ 1,308
                                                                  ========         ========         ========

See accompanying notes to consolidated financial statements.

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CHANGES IN SURPLUS

                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

                                 (IN THOUSANDS)

                                                                                    Accumulated
                                                                                       Other
                                                                                   Comprehensive          Total
                                                                   Surplus         Income (Loss)         Surplus
                                                                -------------    -----------------    -------------

Balance at September 30, 1996                                   $15,586            $ 203               $15,789
                                                                                                       --------

Comprehensive income:
    Net income                                                    1,308                -                 1,308
    Change in net unrealized gain on securities
        available for sale, after reclassification
        adjustment and tax effects                                    -              350                   350
                                                                                                       --------
              Total comprehensive income                                                                 1,658
                                                                --------         --------              --------

Balance at September 30, 1997                                    16,894              553                17,447
                                                                                                       --------

Comprehensive income:
    Net income                                                    1,313                -                 1,313
    Change in net unrealized gain on securities
        available for sale, after reclassification
        adjustment and tax effects                                    -              607                   607
                                                                                                       --------
              Total comprehensive income                                                                 1,920
                                                                --------         --------              --------

Balance at September 30, 1998                                    18,207            1,160                19,367
                                                                                                       --------

Comprehensive income (loss):
    Net income                                                    1,473                -                 1,473
    Change in net unrealized gain (loss) on securities
        available for sale, after reclassification
        adjustment and tax effects                                    -           (1,559)               (1,559)
                                                                                                       --------
              Total comprehensive loss                                                                     (86)
                                                                --------         --------              --------

Balance at September 30, 1999                                   $19,680           $ (399)              $19,281
                                                                ========         ========              ========


See accompanying notes to consolidated financial statements.

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                          1999            1998            1997
                                                                         ----------   -------------   -------------

Cash flows from operating activities:
    Net income                                                             $ 1,473       $ 1,313         $ 1,308
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Provision for loan losses                                           45            39              96
            Charitable contribution in the form of equity
                securities                                                       -             -             110
            Credit for losses on foreclosed real estate                          -           (22)              -
            Amortization of premiums on securities                              79            88              93
            Amortization of net deferred loan costs                            (13)          (31)             (9)
            Depreciation and amortization expense                              294           228             206
            Gain on sales and dispositions of securities, net                 (558)          (90)           (337)
            Recognition of expired covered call options                       (352)            -               -
            Loans originated for sale                                            -          (269)           (120)
            Proceeds from loan sales                                             -           269             120
            Decrease (increase) in accrued interest receivable                 (14)           54             (72)
            Deferred income tax provision (benefit)                            (27)           59             (37)
            Other, net                                                        (355)         (411)            (54)
                                                                           --------     ---------        --------
                          Net cash provided by operating activities            572         1,227           1,304
                                                                           --------     ---------        --------

Cash flows from investing activities:
    Proceeds from sales and calls of securities available
        for sale                                                            12,049        17,976           7,990
    Proceeds from maturities of securities available for sale                3,750         1,250           3,520
    Purchase of securities available for sale                              (26,780)      (20,835)        (12,442)
    Principal payments received on mortgage and
        asset-backed securities                                              5,012         4,214           2,777
    Purchase of Federal Home Loan Bank stock                                   (88)          (45)            (75)
    Loans originated, net of principal payments                             (9,776)      (11,850)         (5,424)
    Proceeds from sales of foreclosed real estate                               74            57             164
    Capitalized costs associated with foreclosed real
        estate                                                                   -           (16)            (39)
    Purchase of banking premises and equipment                                (496)         (277)           (285)
    Purchase of life insurance policies                                     (2,202)            -               -
                                                                           --------     ---------        --------
                  Net cash used by investing activities                    (18,457)       (9,526)         (3,814)
                                                                           --------     ---------        --------

                                   (continued)

See accompanying notes to consolidated financial statements.

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

                                 (IN THOUSANDS)


                                                                             Years Ended September 30,
                                                                    --------------------------------------------
                                                                        1999           1998            1997
                                                                    -------------   ------------   -------------


Cash flows from financing activities:
    Net increase in deposits                                          14,149              10,792            4,888
    Proceeds from Federal Home Loan Bank advances                      2,000               2,000                -
    Repayment of Federal Home Loan Bank advances                           -                   -           (3,000)
    Net increase in mortgagors' escrow accounts                           13                  38               43
                                                                    ---------           ---------         --------
                  Net cash provided by financing activities           16,162              12,830            1,931
                                                                    ---------           ---------         --------

Net change in cash and cash equivalents                               (1,723)              4,531             (579)

Cash and cash equivalents at beginning of period                      12,441               7,910            8,489
                                                                    ---------           ---------         --------

Cash and cash equivalents at end of period                          $ 10,718            $ 12,441          $ 7,910
                                                                    =========           =========         ========

Supplemental cash flow information:
    Interest paid on deposits                                       $  4,808             $ 4,556          $ 4,284
    Interest paid on Federal Home Loan Bank
        advances                                                         169                   -              132
    Income taxes paid                                                    720                 835              656
    Transfer from loans to foreclosed
        real estate                                                        -                  74                -

See accompanying notes to consolidated financial statements.

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF CONSOLIDATION AND PRESENTATION

        The consolidated financial statements include the accounts of Westborough Savings Bank (the "Bank") and its wholly-owned subsidiaries, The Hundredth Corporation, which owns foreclosed real estate and the One Hundredth Security Corporation and Eli Whitney Security Corporation, which are Massachusetts security corporations. All significant intercompany balances and transactions have been eliminated in consolidation.

        USE OF ESTIMATES

        In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The determination of the allowance for losses on loans is a material estimate that is particularly susceptible to significant change in the near term.

        BUSINESS

        The Bank provides a variety of financial services to individuals and small businesses through its offices in Westborough, Northborough and Shrewsbury, Massachusetts. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential mortgage loans.

        RECLASSIFICATIONS

        Certain amounts have been reclassified in the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation.

        CASH EQUIVALENTS

        Cash equivalents include amounts due from banks, federal funds sold on a daily basis and short-term investments.

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        SECURITIES AVAILABLE FOR SALE

        Investments classified as "available for sale" are reflected on the consolidated balance sheet at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss).

        Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the investments. Declines in the value of investments that are deemed to be other than temporary are reflected in earnings when identified. Gains and losses on disposition of investments are computed by the specific identification method.

        LOANS

        The Bank grants mortgage, commercial and consumer loans to its customers. A substantial portion of the loan portfolio consists of mortgage loans in Westborough and the surrounding communities. The ability of the Bank's debtors to honor their contracts is dependent upon the local economy and the local real estate market.

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses and deferred costs on originated loans. Interest income is accrued on the unpaid principal balance. Net loan origination costs are deferred and recognized as an adjustment of the related loan yield using the interest method.

        The accrual of interest on mortgage and commercial loans is discontinued when in the judgment of management the collection of principal or interest is doubtful.

        All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        ALLOWANCE FOR LOAN LOSSES

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

        A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Bank's loans which have been identified as impaired have been measured by the fair value of existing collateral.

        Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures.

        FORECLOSED REAL ESTATE

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the investment in the loan or fair value, less estimated cost to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        BANKING PREMISES AND EQUIPMENT

        Land is carried at cost. Buildings, leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization, computed on the straight-line method over the estimated useful lives of the assets.

        It is general practice to charge the cost of maintenance and repairs to earnings when incurred; major expenditures for betterments are capitalized and amortized.

        TRANSFERS OF FINANCIAL ASSETS

        Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

        RETIREMENT PLAN

        The Bank accounts for pension benefits on the net periodic pension cost method for financial reporting purposes. This method recognizes the compensation cost of an employee's pension benefit over the employee's approximate service period. Pension costs are funded in the year of accrual using the aggregate cost method.

        ADVERTISING COSTS

        All advertising costs are expensed as incurred.

        INCOME TAXES

        Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Bank's base amount of its federal income tax reserve for loan losses that arose before 1987 is a permanent difference for which there is no recognition of a deferred tax liability. However, the allowance for loan losses maintained for financial reporting purposes is treated as a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        COMPREHENSIVE INCOME

        The Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of October 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale are reported as a separate component of the surplus section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Bank's net income or surplus.

        The components of the change in accumulated other comprehensive income
        (loss) and related tax effects are as follows:

                                                     Years Ended September 30,
                                                  ------------------------------
                                                   1999        1998       1997
                                                  -------    --------  ---------

Change in net unrealized holding gains
    (losses) on securities available for sale     $(1,980)   $ 1,101    $   884
Reclassification adjustment for gains
    realized in income                               (558)       (90)      (337)
                                                  -------    -------    -------
                                                   (2,538)     1,011        547

Tax effect                                            979       (404)      (197)
                                                  -------    -------    -------

Net-of-tax amount                                 $(1,559)   $   607    $   350
                                                  =======    =======    =======

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

        RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This Statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: a hedge of the exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment that are attributable to a particular risk. A hedge of the exposure to variability in the cash flows of a recognized asset or liability, or of a forecasted transaction, that is attributable to a particular risk. Or, a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a forecasted transaction, or a net investment in a foreign operation. This Statement generally provides for matching the timing of the recognition of the gain or loss on the hedging instrument with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value are recognized in net income in the period of change. Adoption of this Statement by the Bank will require that changes in fair value of covered call options be recognized in net income. Currently, such changes are included as a component of surplus. The Bank will adopt SFAS No. 133 commencing October 1, 2000.


2.      SHORT-TERM INVESTMENTS

        Short-term investments consist of funds invested in money market funds. The fair value at September 30, 1999 and 1998 approximates the carrying value and the funds are available on a daily basis.

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


3.      SECURITIES AVAILABLE FOR SALE

        The amortized cost and estimated fair value of securities available for sale, at September 30, 1999 and 1998, with gross unrealized gains and losses, is as follows:


                                                                   September 30,1999
                                           ---------------------------------------------------------------
                                                                Gross           Gross
                                             Amortized       Unrealized       Unrealized         Fair
                                                Cost            Gains           Losses           Value
                                           --------------   -------------   --------------   -------------

U.S. Government obligations                  $  12,084       $    102      $     8          $ 12,178
Federal agency obligations                      10,632              -          318            10,314
Banking and finance obligations                  6,501              4           72             6,433
Mortgage-backed securities                      12,113             17          177            11,953
Asset-backed securities                            630              -            4               626
Other bonds and obligations                     13,649             23          203            13,469
                                             ---------       --------      -------         ---------
        Total debt securities                   55,609            146          782            54,973

Marketable equity securities                     8,640          1,005        1,011             8,634
                                             ---------       --------      -------          --------

        Total securities
            available for sale               $  64,249        $ 1,151      $ 1,793          $ 63,607
                                             =========       ========      =======          ========


                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


        SECURITIES AVAILABLE FOR SALE (CONTINUED)


                                                                 September 30, 1998
                                           ----------------------------------------------------------------
                                                                 Gross            Gross
                                             Amortized         Unrealized      Unrealized          Fair
                                                Cost             Gains           Losses           Value
                                           --------------    --------------   -------------    ------------
U.S. Government obligations                $13,091             $   488           $  --             $13,579
Federal agency obligations                   9,504                 156              --               9,660
Banking and finance obligations              5,534                  90              --               5,624
Mortgage-backed securities                  11,475                 150                12            11,613
Other bonds and obligations                 13,412                 350              --              13,762
                                           -------             -------           -------           -------
        Total debt securities               53,016               1,234                12            54,238

Marketable equity securities                 4,433                 935               261             5,107
                                           -------             -------           -------           -------

        Total securities
            available for sale             $57,449             $ 2,169           $   273           $59,345
                                           =======             =======           =======           =======

        During the year ended September 30, 1997, the Bank established a private charitable foundation (the "Foundation") to provide grants to charitable organizations in the Westborough area. The Foundation is not a subsidiary of the Bank. The Foundation was funded by a donation from the Bank of marketable equity securities with a cost basis and fair value of $21 and $110, respectively, at the date of transfer. Such securities had been classified as available for sale and, accordingly, the transfer resulted in the Bank recognizing the unrealized appreciation of the securities of $89 in the consolidated statement of income.

        Proceeds from sales and calls of investment securities amounted to $12,049, $17,976 and $7,990 for the years ended September 30, 1999, 1998 and 1997, respectively. Gross realized gains amounted to $573, $122 and $252, respectively. Gross realized losses amounted to $15, $32 and $4, respectively.

        At September 30, 1999, the Bank has pledged U.S. Government obligations with an amortized cost of $498 and a fair value of $500 as collateral against the Bank's treasury, tax and loan account.

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


        SECURITIES AVAILABLE FOR SALE (CONCLUDED)

        The amortized cost and estimated fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                    September 30, 1999                 September 30,1998
                                              -------------------------------    -----------------------------
                                                Amortized           Fair           Amortized         Fair
                                                   Cost             Value             Cost           Value
                                              --------------    -------------    --------------  -------------

Within 1 year                                    $ 7,122            $ 7,145         $ 9,520         $ 9,572
Over 1 year through 5 years                       23,521             23,501          30,005          30,987
Over 5 years through 10 years                     10,357              9,921           2,016           2,066
Over 10 years                                      1,866              1,827            --              --
                                                 -------            -------         -------         -------
                                                  42,866             42,394          41,541          42,625
Mortgage and asset-backed securities              12,743             12,579          11,475          11,613
                                                 -------            -------         -------         -------

                                                 $55,609            $54,973         $53,016         $54,238
                                                 =======            =======         =======         =======

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


4.      LOANS

        A summary of the balances of loans follows:

                                                             September 30,
                                                    ----------------------------
                                                        1999            1998
                                                    -------------   ------------

Mortgage loans on real estate:
    Fixed rate                                         $ 52,674        $ 47,239
    Variable rate                                        30,485          27,384
    Commercial                                            3,198           2,743
    Home equity lines-of-credit                           3,598           3,918
                                                       --------        --------

               Total mortgage loans                      89,955          81,284
                                                       --------        --------
Personal loans                                              571             858
Deposit secured loans                                       651             676
Home improvement loans                                      199             132
Commercial lines-of-credit                                1,029             599
Commercial installment                                    1,457           1,087
                                                       --------        --------
               Total other loans                          3,907           3,352
                                                       --------        --------

               Total loans                               93,862          84,636

Due to borrowers on incomplete loans                     (1,013)         (1,570)
Net deferred loan costs                                     122             109
Allowance for loan losses                                  (879)           (827)
                                                       --------        --------

               Loans, net                              $ 92,092        $ 82,348
                                                       ========        ========

        An analysis of the allowance for loan losses follows:

                                               Years Ended September 30,
                                            -----------------------------------
                                             1999         1998         1997
                                            ---------   ----------   ----------

Balance at beginning of period                $ 827        $ 786       $ 690
Provision for loan losses                        45           39          96
Charge-offs                                      (6)        --            (2)
Recoveries                                       13            2           2
                                              -----        -----       -----

Balance at end of period                      $ 879        $ 827       $ 786
                                              =====        =====       =====

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


        LOANS (CONCLUDED)

        The Bank has sold mortgage loans in the secondary mortgage market and has retained the servicing responsibility and receives fees for the services provided. Total loans serviced for others at September 30, 1999 and 1998 amounted to $997 and $1,402, respectively. Total loans sold during the years ended September 30, 1999, 1998 and 1997 amounted to $0, $269 and $120, respectively. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.

        The following is a summary of impaired loans:

                                                           September 30,
                                                      ------------------------
                                                        1999          1998
                                                      ----------    ----------

Total impaired loans (no valuation allowance)               $ -          $269
                                                      ==========    ==========

        No additional funds are committed to be advanced in connection with impaired loans.

                                                  Years Ended September 30,
                                              ----------------------------------
                                               1999         1998         1997
                                              --------    ---------    ---------


Average balance of impaired loans                 $ -         $283         $423
                                              ========    =========    =========

Interest income recognized on impaired
    loans on the accrual method                   $ -          $19          $28
                                              ========    =========    =========

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


5.      FORECLOSED REAL ESTATE

        Foreclosed real estate consists of real estate acquired in settlement of loans as follows:

                                                           September 30,
                                                       ----------------------
                                                        1999         1998
                                                       --------    ----------

Real estate acquired in settlement of loans              $   -        $   74
Participation loan-land development                         23            22
Less allowance for losses on foreclosed real estate        (23)          (22)
                                                         ------       -------

        Foreclosed real estate, net                      $   -        $    74
                                                         ======       =======


6.      BANKING PREMISES AND EQUIPMENT

        A summary of the cost and accumulated depreciation and amortization of banking premises and equipment and their estimated useful lives follows:

                                         September 30,
                                     ------------------------      Estimated
                                       1999          1998         Useful Lives
                                     ----------   -----------  ----------------

Banking premises:
    Land                                 $ 222         $ 222
    Buildings                            1,158         1,206     10 - 50 years
    Leasehold improvements                 256           126        5 years
Equipment                                2,174         2,041      4 - 25 years
                                     ----------   -----------
                                         3,810         3,595
Less accumulated depreciation
    and amortization                    (2,086)       (2,073)
                                     ----------   -----------

                                        $1,724        $1,522
                                     ==========   ===========

        Depreciation and amortization expense for the years ended September 30, 1999, 1998 and 1997 amounted to $294, $228 and $206, respectively.

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


7.      DEPOSITS

        A summary of deposit balances, by type, is as follows:

                                                           September 30,
                                                    ------------------------
                                                      1999           1998
                                                     --------    ----------

Non-interest bearing accounts                         $ 11,236     $  8,592
NOW accounts                                            13,132       15,221
Regular and other savings accounts                      67,152       57,972
Money market deposit accounts                            6,619        7,218
                                                      --------     --------
               Total non-certificate accounts           98,139       89,003
                                                      --------     --------

Six-month money market certificates                      8,197        8,624
Other term deposit certificates                         43,775       38,335
                                                      --------     --------
               Total certificate accounts               51,972       46,959
                                                      --------     --------

               Total deposits                         $150,111     $135,962
                                                      ========     ========

        Certificate accounts greater than $100 amounted to approximately $12,126 and $9,535 at September 30, 1999 and 1998, respectively.

        A summary of certificates, by maturity, is as follows:

                                 September 30, 1999         September 30, 1998
                               -------------------------  ----------------------
                                              Weighted                 Weighted
                                              Average                   Average
                               Amount           Rate       Amount        Rate
                               ----------   ------------  ----------   ---------

Within 1 year                   $ 42,905       4.89%        $ 37,005     5.06%
Over 1 year through 3 years        9,043       5.20            9,954     5.45
Over 3 years                          24       4.88                -       -
                               ----------                 ----------

                                $ 51,972       4.94%        $ 46,959     5.14%
                               ==========                 ==========

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


8.      FEDERAL HOME LOAN BANK ADVANCES

        Federal Home Loan Bank advances, secured by a blanket lien on qualified collateral, are as follows:

                             Weighted
   Maturing During           Average
   the Year Ending           Interest                  September 30,
                                                ---------------------------
    September 30,              Rate                1999            1998
--------------------       -------------         -------         --------

         2001                 5.29%              $ 2,000          $ 2,000
         2009                 4.88%                2,000               -
                                                 -------          -------

                                                 $ 4,000          $ 2,000
                                                 =======          =======

        The Bank also has an available line of credit with the Federal Home Loan Bank of Boston ("FHLB") at an interest rate the adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. All borrowings from the Federal Home Loan Bank of Boston are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the market value of U.S. Government and federal agency securities. As of September 30, 1999 and 1998, there were no advances outstanding on the line of credit.

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


9.      INCOME TAXES

        Allocation of federal and state income taxes between current and deferred portions is as follows:


                                                      Years Ended September 30,
                                                --------------------------------------
                                                  1999          1998          1997
                                                ----------    ----------    ----------

Current income tax provision:
    Federal                                         $ 661         $ 661         $ 631
    State                                              62            30            82
                                                ----------    ----------    ----------
                                                      723           691           713
                                                ----------    ----------    ----------

Deferred income tax provision (benefit):
    Federal                                           (20)           44           (28)
    State                                              (7)           15            (9)
                                                ----------    ----------    ----------
                                                      (27)           59           (37)
                                                ----------    ----------    ----------

        Total provision for income taxes            $ 696         $ 750         $ 676
                                                ==========    ==========    ==========

        The reasons for the differences between the statutory corporate federal income tax rate and the effective tax rates are summarized as follows:

                                                  Years Ended September 30,
                                             -----------------------------------
                                               1999          1998        1997
                                             ----------   ---------    -------

Statutory rate                                   34.0%       34.0%        34.0%
Increase (decrease) resulting from:
    State taxes, net of federal tax benefit        1.7         1.4          2.4
    Dividends received deduction                 (3.9)       (1.2)        (1.0)
    Contribution of appreciated stock              -           -          (1.5)
    Other, net                                     0.3         2.2          0.2
                                               -------     -------     --------

               Effective tax rates               32.1%       36.4%        34.1%
                                               =======     =======     ========

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


        INCOME TAXES (CONTINUED)

        The components of the net deferred tax asset (liability) are as follows:

                                                 September 30,
                                            ------------------------
                                              1999          1998
                                            ----------    ----------

Deferred tax asset:
    Federal                                      $787          $565
    State                                         239           195
                                            ----------    ----------
                                                1,026           760
                                            ----------    ----------

Deferred tax liability:
    Federal                                      (146)         (746)
    State                                         (47)         (187)
                                            ----------    ----------
                                                 (193)         (933)
                                            ----------    ----------

Net deferred tax asset (liability)               $833         $(173)
                                            ==========    ==========

        The tax effects of each type of income and expense item that give rise to deferred taxes are:


                                                                             September 30,
                                                                        -------------------
                                                                          1999       1998
                                                                        ----------  -------

Employee benefit plans                                                   $346         $ 346
Allowance for loan losses                                                 420           397
Net unrealized (gain) loss on securities available for sale               243          (736)
Depreciation and amortization                                            (116)         (125)
Net deferred loan costs                                                   (50)          (45)
Other, net                                                                (10)          (10)
                                                                         -----       -------

Net deferred tax asset (liability)                                       $833        $ (173)
                                                                         =====       =======

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


        INCOME TAXES (CONCLUDED)

        A summary of the change in the net deferred tax asset (liability) is as follows:


                                                                     Years Ended September 30,
                                                               --------------------------------------
                                                                 1999          1998          1997
                                                               ----------    ----------    ----------
Balance at beginning of year                                   $ (173)         $ 290        $ 450
Deferred tax (provision) benefit                                   27            (59)          37
Deferred tax effect on net unrealized (gain) loss
    on securities available for sale                              979           (404)        (197)
                                                               ------          ------        -----

Balance at end of year                                         $  833         $ (173)       $  290
                                                               ======         =======       ======


        There was no valuation reserve as of September 30, 1999 and 1998.

        The federal income tax reserve for loan losses at the Bank's base year amounted to approximately $2,420. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the fiscal year in which used. As the Bank intends to use the reserve to only absorb loan losses, a deferred income tax liability of approximately $990 has not been provided.

10.     MINIMUM REGULATORY CAPITAL REQUIREMENTS

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


        MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONCLUDED)

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table to follow) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of September 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

        The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

        The Bank's actual and minimum required capital amounts and ratios as of September 30, 1999 and 1998 are as follows:


                                                                                                         Minimum
                                                                                                        To Be Well
                                                                           Minimum                  Capitalized Under
                                                                         For Capital                Prompt Corrective
                                             Actual                   Adequacy Purposes             Action Provisions
                                   ---------------------------    ---------------------------   ---------------------------
                                     Amount          Ratio          Amount          Ratio         Amount          Ratio
                                   ------------    -----------    ------------   ------------   ------------   ------------

SEPTEMBER 30, 1999:
    Total capital (to risk            $ 20,553       21.15%           $ 7,776       8.00%           $ 9,720      10.00%
        weighted assets)

    Tier 1 capital (to risk             19,674       20.24              3,888       4.00              5,832       6.00
        weighted assets)

    Tier 1 capital (to average          19,674       11.40             6,906        4.00              8,633       5.00
        assets)


                                                                                                         Minimum
                                                                                                       To Be Well
                                                                           Minimum                  Capitalized Under
                                                                         For Capital                Prompt Corrective
                                             Actual                   Adequacy Purposes             Action Provisions
                                   ---------------------------    --------------------------    --------------------------
                                     Amount          Ratio          Amount         Ratio          Amount         Ratio
                                   ------------    -----------    -----------    -----------    -----------    -----------
                                                                   (Dollars in Thousands)
SEPTEMBER 30, 1998:
    Total capital (to risk
        weighted assets)              $ 19,034       22.70%          $ 6,697         8.00%         $ 8,372       10.00%

    Tier 1 capital (to risk
        weighted assets)                18,207       21.80            3,349          4.00            5,023         6.00

    Tier 1 capital (to average
        assets)                         18,207       12.00            6,082          4.00            7,603         5.00

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


11.     EMPLOYEE BENEFIT PLANS

        PENSION PLAN

        The Bank provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis, and are fully vested after three years of service. Information pertaining to the activity in the plan is as follows:


                                                              Plan Years Ended October 31,
                                                          -------------------------------------
                                                              1999                    1998
                                                          --------------          -------------
                                                           (Projected)              (Actual)

Change in benefit obligation:
    Benefit obligation at beginning of year                      $ 1,951          $ 1,727
    Service cost                                                     149              136
    Interest cost                                                    132              125
    Actuarial loss (gain)                                           (230)              13
    Benefits paid                                                    (18)             (50)
                                                                 --------         --------
    Benefit obligation at end of year                              1,984            1,951
                                                                 --------         --------

Change in plan assets:
    Fair value of plan assets at beginning of year                 1,808            1,594
    Actual return on plan assets                                     352              132
    Employer contribution                                            146              132
    Benefits paid                                                    (18)             (50)
                                                                 --------         --------
    Fair value of plan assets at end of year                       2,288            1,808
                                                                 --------         --------

Funded status                                                        304             (143)
Unrecognized net actuarial gain                                     (805)            (384)
Transition liability                                                  34               37
                                                                 --------         --------

Accrued pension cost                                             $  (467)         $  (490)
                                                                 ========         ========

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


        EMPLOYEE BENEFIT PLANS (CONTINUED)

        PENSION PLAN (CONCLUDED)

        The components of net periodic pension cost are as follows:

                                          Plan Years Ended October 31,
                                 ---------------------------------------------
                                     1999             1998             1997
                                 --------------    ------------    -----------
                                  (Projected)        (Actual)        (Actual)

Service cost                           $ 149           $ 136         $ 108
Interest cost                            132             125           119
Expected return on plan assets          (145)           (127)         (115)
Transition obligation                      3               3             3
Recognized net actuarial gain            (19)            (20)          (20)
                                       -----           -----         -----

                                       $ 120           $ 117         $  95
                                       =====           =====         =====

        Total pension expense for the years ended September 30, 1999, 1998 and 1997 amounted to $131, $105 and $110, respectively.

        For the plan years ended October 31, 1999 and 1998, actuarial assumptions used in accounting were as follows:

                                                         1999         1998
                                                     -----------    ---------
                                                     (Projected)    (Actual)

Discount rate on benefit obligations                     6.75%         7.25%
Expected long-term rate of return on plan assets         8.00          8.00
Annual salary increases                                  5.50          6.00

        INCENTIVE COMPENSATION PLAN

        Management and employees of the Bank participate in an annual incentive compensation plan which is based on a percentage of the Bank's annual net profits (as defined) and other factors and objectives set forth and administered by the Board of Investment. Incentive compensation expense for the years ended September 30, 1999, 1998 and 1997 amounted to $158, $113 and $128, respectively.

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


        EMPLOYEE BENEFIT PLANS (CONCLUDED)

        401(K) PLAN

        The Bank has a 401(k) Plan whereby each employee reaching the age of 21 and having completed at least 1,000 hours of service in a twelve-month period, beginning with date of employment, automatically becomes a participant in the Plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions equal to 25% of the first 4% of an employee's compensation contributed to the Plan. All participants are fully vested. For the years ended September 30, 1999, 1998 and 1997, expense attributable to the Plan amounted to $13, $12 and $10, respectively.

        SUPPLEMENTAL RETIREMENT PLANS

        The Bank provides supplemental retirement benefits to certain executive officers and trustees. In connection with the supplemental retirement plans, the Bank has purchased life insurance contracts and has entered into split-dollar life insurance agreements with certain participants.


12.     COMMITMENTS AND CONTINGENCIES

        In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the accompanying consolidated balance sheets.

        LOAN COMMITMENTS

        The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets. The contract amount of these instruments reflects the extent of involvement the Bank has in these particular classes of financial instruments.

        The Bank's exposure to credit loss is represented by the contractual amount of the instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments.

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


        COMMITMENTS AND CONTINGENCIES (CONTINUED)

        LOAN COMMITMENTS (CONCLUDED)

        At September 30, 1999 and 1998, financial instruments whose contract amounts represent credit risk consist of:

                                                      1999          1998
                                                   -----------   -----------


Commitments to grant residential mortgage loans        $1,619      $2,787
Commitments to grant construction loans                   350       1,182
Commitments to grant commercial mortgage loans           --           450
Unadvanced funds on home equity
    lines-of-credit                                     5,437       5,362
Unadvanced funds on commercial
    lines-of-credit                                     1,393         736

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Unadvanced funds on lines-of-credit have fixed expiration dates and may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. Except for commercial lines-of-credit, these financial instruments are secured by mortgage liens on real estate.

        OPERATING LEASE COMMITMENTS

        Pursuant to the terms of noncancelable lease agreements in effect at September 30, 1999, pertaining to banking premises and equipment, future minimum rent commitments are as follows:

                      Years Ending
                     September 30,
                    -----------------


                          2000                                         $ 96
                          2001                                           55
                          2002                                           50
                          2003                                           50
                          2004                                           25
                                                                 -----------

                                                                      $ 276
                                                                 ===========

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


        COMMITMENTS AND CONTINGENCIES (CONCLUDED)

        OPERATING LEASE COMMITMENTS (CONCLUDED)

        The leases contain options to extend for periods from two to ten years. The cost of such rentals is not included above. Total rent expense for years ended September 30, 1999, 1998 and 1997 amounted to $120, $73 and $44, respectively.

        CONTINGENCIES

        Various legal claims may arise from time to time and, in the opinion of management, these claims will have no material effect on the Bank's consolidated financial statements.


13.     RELATED PARTY TRANSACTIONS

        In the ordinary course of business, the Bank has granted loans to its Trustees. At September 30, 1999 and 1998, the amount of such loans, which exceeded $60,000 in the aggregate to each related party, was approximately $0 and $382, respectively. Such loans are made in the ordinary course of business at the Bank's normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal risk of collection.


14.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

        The following methods and assumptions were used by the Bank in estimating fair value disclosures for financial instruments:

              CASH AND CASH EQUIVALENTS: The carrying amounts of cash and due from banks, federal funds sold and short-term investments approximate fair value.

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


        FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

              SECURITIES AVAILABLE FOR SALE: Fair values for securities available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

              FEDERAL HOME LOAN BANK STOCK: The carrying amount approximates fair value.

              LOANS: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other types of loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

              DEPOSITS: The fair values for non-certificate accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificate accounts are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

              FEDERAL HOME LOAN BANK ADVANCES: The fair value is based upon the Bank's current incremental borrowing rate for a similar advance.

              ACCRUED INTEREST: The carrying amounts of accrued interest approximate fair value.

              OFF-BALANCE SHEET INSTRUMENTS: Fair values for off-balance sheet lending com-mitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at September 30, 1999 and 1998, was immaterial.

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


        FAIR VALUE OF FINANCIAL INSTRUMENTS (CONCLUDED)

        The carrying amounts and related estimated fair values of the Bank's financial instruments are as follows:


                                                                            September 30,
                                                     ---------------------------------------------------------
                                                                1999                         1998
                                                     ---------------------------   ---------------------------
                                                       Carrying        Fair         Carrying         Fair
                                                        Amount        Value          Amount         Value
                                                     ------------- -------------   ------------  -------------

Financial assets:
    Cash and Cash equivalents                            $ 10,718      $ 10,718       $ 12,441       $ 12,441
    Securities available for sale                          63,607        63,607         59,345         59,345
    Federal Home Loan Bank stock                              850           850            762            762
    Loans, net                                             92,092        90,482         82,348         84,714
    Accrued interest receivable                             1,130         1,130          1,116          1,116

Financial liabilities:
    Deposits                                              150,111       150,196        135,962        135,954
    Federal Home Loan
       Bank advances                                        4,000         3,800          2,000          2,000


15.      REORGANIZATION

        On March 15, 1999, the Board of Trustees of Westborough Savings Bank voted to reorganize from a Massachusetts chartered mutual savings bank into a mutual holding company. Westborough Bancorp, MHC, will own more than half of an intermediate stock holding company, Westborough Financial Services, Inc. ("WFSI"), and the remaining shares will be sold in a public offering. WFSI will own 100% of Westborough Savings Bank.

        As part of the Reorganization, the Bank will establish a liquidation account for the benefit of eligible and supplemental eligible account holders. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts held by them.

        In addition, the Company/Bank intends to establish an Employees' Stock Ownership Plan, a Stock Option Plan, a Management Recognition Plan, and enter into employment agreements with certain officers.

                    WESTBOROUGH SAVINGS BANK AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

                             (DOLLARS IN THOUSANDS)


        REORGANIZATION (CONCLUDED)

        Subsequent to the Reorganization, the Company and the Bank may not declare or pay dividends on, and the Company may not purchase any of its shares of, its common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

        Reorganization costs have been deferred and will be deducted from the proceeds of the shares sold. If the Reorganization is not completed, all costs will be expensed. As of September 30, 1999, reorganization costs in the amount of approximately $432 have been deferred and are included in other assets.