Form 10QSB
period 1999-12-31
WESTBOROUGH FINANCIAL SERVICES INC
filed 2000-02-14
CIK 1087843

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1999

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ To ___________

Commission file number: 000-27997

                    Westborough Financial Services, Inc.
           (Exact name of registrant as specified in its charter)

          Massachusetts                                Application Pending
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

                             100 E. Main Street
                      Westborough, Massachusetts 01581
                               (508) 366-4111
                  (Address of principal executive offices)
            (Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   [X]        NO   [ ]

As of February 11, 2000, no shares of the registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):

                          YES   [ ]        NO   [X]


                     WESTBOROUGH FINANCIAL SERVICES, INC.
                              AND SUBSIDIARIES

INDEX

PART I.   FINANCIAL INFORMATION                                        Page
          ---------------------

Item 1    Financial Statements

          Consolidated Balance Sheets                                    1
          December 31, 1999 and September 30, 1999

          Consolidated Statements of Income                              2
          For Three Months Ended December 31, 1999 and 1998

          Consolidated Statements of Changes in Surplus                  3
          For Three Months Ended December 31, 1999 and 1998

          Consolidated Statements of Cash Flows                          4
          For Three Months Ended December 31, 1999 and 1998

          Notes To Unaudited Consolidated Financial Statements           5

Item 2    Management's Discussion and Analysis                           6

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings                                             13

Item 2    Changes in Securities and Use of Proceeds                     13

Item 3    Defaults Upon Senior Securities                               13

Item 4    Submission of Matters to a Vote of Common Shareholders        13

Item 5    Other Information                                             13

Item 6    Exhibits and Reports on 8-K                                   13

          SIGNATURES                                                    14

This Report on Form 10-QSB contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company and the Bank that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Bank's operations and investments, and other the factors.

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  Westborough Savings Bank and Subsidiaries
                         Consolidated Balance Sheet
                           (Dollars in Thousands)

                                               December 31,    September 30,
                                                   1999            1999
                                               ------------    -------------
                                                        (Unaudited)

Assets
  Cash and due from banks                        $  5,817        $  4,157
  Federal funds sold                                5,859           4,632
  Short-term investments                            1,943           1,929
                                                 ------------------------
      Total cash and cash equivalents              13,619          10,718

  Securities available for sale, at fair
   value                                           66,601          63,607
  Federal Home Loan Bank stock, at cost               850             850
  Loans, net                                       93,019          92,092
  Banking  premises and equipment, net              1,697           1,724
  Accrued interest receivable                       1,071           1,130
  Deferred income taxes                               938             833
  Cash surrender value of life insurance            2,993           2,906
  Other assets                                        884             734
                                                 ------------------------
                                                 $181,672        $174,594
                                                 ========================

Liabilities and Surplus
  Deposits                                       $154,778        $150,111
  Federal Home Loan Bank advances                   4,000           4,000
  Mortgagors' escrow accounts                         216             231
  Accrued taxes and expenses                          651             865
  Other liabilities                                 3,051             106
                                                 ------------------------
      Total liabilities                           162,696         155,313
                                                 ------------------------

  Commitments and contingencies

  Surplus                                          20,049          19,680
  Accumulated other comprehensive income           (1,073)           (399)
                                                 ------------------------
      Total surplus                                18,976          19,281
                                                 ------------------------
                                                 $181,672        $174,594
                                                 ========================


                  Westborough Savings Bank and Subsidiaries
                       Consolidated Statements of Income
                           (Dollars in Thousands)

                                                     Three Months Ended
                                                ----------------------------
                                                December 31,    December 31,
                                                    1999            1998
                                                ------------    ------------
                                                        (Unaudited)

Interest and dividend income:
  Interest and fees on loans                       $1,699          $1,568
  Interest and dividends on investment
   securities                                         998             941
Interest on federal funds sold                         86              63
Interest on short term investments                     41              34
                                                   ----------------------
      Total interest and dividend income            2,824           2,606
                                                   ----------------------

Interest expense:
  Interest on deposits                              1,255           1,193
Interest on borrowings                                 52              27
                                                   ----------------------
      Total interest expense                        1,307           1,220
                                                   ----------------------
Net interest income                                 1,517           1,386
Provision for loan losses                               0              15
                                                   ----------------------
Net interest income, after provision for
 loan losses                                        1,517           1,371
                                                   ----------------------

Other income:
  Customer service fees                                85              69
  Loan fees                                             3               7
  Income from covered call options                    129             171
  Gain on sales of securities available for
   sale, net                                          158             112
  Miscellaneous                                        29               5
                                                   ----------------------
      Total other income                              404             364
                                                   ----------------------

Operating expenses:
  Salaries and employee benefits                      746             550
  Occupancy and equipment expenses                    192             143
  Data processing expenses                             72              49
  Marketing expenses                                   57              35
  Contributions                                         0              15
  Professional fees                                    26              17
  Other general and administrative expenses           308             186
                                                   ----------------------
Total operating expenses                            1,401             995
                                                   ----------------------
Income before income taxes                            520             740
Provision for income taxes                            151             262
                                                   ----------------------
Net income                                         $  369          $  478
                                                   ======================


                  Westborough Savings Bank and Subsidiaries
                Consolidated Statements of Changes in Surplus
                           (Dollars in Thousands)

                                                           Accumulated Other
                                                             Comprehensive      Total
                                                 Surplus     Income (Loss)     Surplus
                                                 -------   -----------------   -------
                                                              (Unaudited)

Balance at September 30, 1998                    $18,207        $ 1,160        $19,367
Comprehensive Income:
  Net income                                         478              -            478
  Change in net unrealized loss on securities
   available for sale, net of tax effects              -            (93)           (93)
      Total comprehensive income                                                   385
                                                 -------------------------------------
Balance at December 31, 1998                     $18,685        $ 1,067        $19,752
                                                 =====================================

Balance at September 30, 1999                    $19,680        $  (399)       $19,281
Comprehensive Loss:
  Net income                                         369              -            369
  Change in net unrealized loss on securities
   available for sale, net of tax effects              -           (674)          (674)
      Total comprehensive loss                                                    (305)
                                                 -------------------------------------
Balance at December 31, 1999                     $20,049        $(1,073)       $18,976
                                                 =====================================


                  Westborough Savings Bank and Subsidiaries
                    Consolidated Statements of Cash Flows
                           (Dollars in Thousands)

                                                           Three Months Ended
                                                      ----------------------------
                                                      December 31,    December 31,
                                                          1999            1998
                                                      ------------    ------------
                                                              (Unaudited)

Cash flows from operating activities:
Net income                                               $   369         $   478
  Adjustments to reconcile net income to
   net cash provided (used) by operating
   activities:
    Provision for loan losses                                  0              15
    Gain on sales of securities available for sale          (158)           (112)
    Recognition of covered call options                     (129)           (171)
    Amortization of  premiums on securities                    7            (553)
    Depreciation expense                                      83              65
    Amortization of net deferred loan costs                    4              38
    Decrease in accrued interest receivable                   59             138
    Other, net                                             2,823           1,330
                                                         -----------------------
      Net cash provided by operating activities            3,058           1,228
                                                         -----------------------

Cash flows from investing activities:
  Purchase of securities available for sale               (8,497)         (8,230)
  Proceeds from sales and call of securities
   available for sale                                      2,890           5,104
  Proceeds from maturities of securities
   available for sale                                      1,001               0
  Principal repayments received on mortgage and
   asset backed securities                                   784             940
  Loans originated, net of payments received                (931)         (1,927)
  Purchase of banking premises and equipment                 (56)            (94)
                                                         -----------------------
  Net cash used by investing activities                   (4,809)         (4,207)
                                                         -----------------------

Cash flows from financing activities:
  Net increase in deposits                                 4,667           3,701
  Net decrease in mortgagors escrow accounts                 (15)            (27)
                                                         -----------------------
  Net cash provided by financing activities                4,652           3,674
                                                         -----------------------

Net change in cash and cash equivalents                    2,901             695

Cash and cash equivalents at beginning of period          10,718          12,441
                                                         -----------------------

Cash and cash equivalents at end of period               $13,619         $13,136
                                                         =======================


                  Westborough Savings Bank and Subsidiaries
            Notes to Unaudited Consolidated Financial Statements

1)    Basis of Presentation and Consolidation.

      The unaudited consolidated interim financial statements of Westborough Savings Bank and subsidiaries (the "Bank") presented herein should be read in conjunction with the consolidated financial statements of Westborough Savings Bank for the year ended September 30, 1999, included in the Annual Report of Form 10-KSB of Westborough Financial Services, Inc. ("Westborough" or the "Company"), the proposed holding company for Westborough Savings Bank. The financial statements of Westborough have been omitted because Westborough had not issued any stock, had no liabilities and had not conducted any business other than that of an organizational nature as of December 31, 1999.

      The unaudited consolidated interim financial statements herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements.

      In the opinion of management, the consolidated interim financial statements reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

2)    Reorganization and Stock Offering.

      The Bank is a Massachusetts chartered mutual savings bank founded in 1869. The Bank has applied for and received approval from the Massachusetts Commissioner of Banks and the Federal Reserve Board, and the non-objection of the Federal Deposit Insurance Corporation, to reorganize from a mutual savings bank into a two-tiered mutual holding company structure pursuant to the Bank's Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the "Reorganization"). In connection with the Reorganization, (i) the Bank will form Westborough Bancorp, MHC, a Massachusetts chartered mutual holding company which will be the majority owner of the Company (the "MHC"); (ii) the Bank will convert from mutual to stock form and issue 100% of its capital stock to the Company; and (iii) the Company will issue shares of its common stock, $0.01 par value per share (the "Common Stock") to the public at a price of $10.00 per share. Upon consummation of the Reorganization, the Company will issue 1,581,374 shares of the Common Stock of which 35% of these shares, or 553,481 shares, will be sold to the public, including depositors of the Bank and the Company's Employee Stock Ownership Plan, and 65% of these shares, or 1,027,893 shares, will be issued to the MHC.

3)    Contingencies.

      At December 31, 1999, the Bank had loan commitments to borrowers of $1.1 million, unadvanced funds on commercial lines of credit of $0.8 million and available home equity lines of credit of $5.4 million. The Bank had no commitments to purchase mortgage-backed securities at December 31, 1999.

      In the first half of 2000, the Bank plans to begin an expansion of its facilities by constructing an addition to its existing executive office.
The construction expenses for this addition are expected to total approximately $2.5 million. On December 16, 1999, the Bank entered into a purchase and sales agreement to acquire approximately 8 acres of land and buildings located at 23/25 Maple Avenue, Shrewsbury for the sum of $935 thousand, subject to adjustments and numerous conditions. The site is adjacent to the Bank's current leased branch office at 19 Maple Avenue, Shrewsbury. If the sale is completed, the Bank's plan is to relocate its 19 Maple Avenue branch to a newly constructed building located at 23/25 Maple Avenue. The Bank anticipates that it will have sufficient funds to meet these planned capital expenditures throughout 2000.

Item 2.   Management's Discussion and Analysis.

General

      Westborough Savings Bank (the "Bank") is a Massachusetts chartered mutual savings bank founded in 1869. The Bank has applied for and received approval from the Massachusetts Commissioner of Banks and the Federal Reserve Board, and the non-objection of the Federal Deposit Insurance Corporation, to reorganize from a mutual savings bank into a two-tiered mutual holding company structure pursuant to the Bank's Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the "Reorganization"). Westborough Financial Services, Inc. (the "Company") is a Massachusetts corporation (in organization) which will become the stock holding company for the Bank upon consummation of the Reorganization. Specifically, as part of the Reorganization, (i) the Bank will form Westborough Bancorp, MHC, a Massachusetts chartered mutual holding company which will be the majority owner of the Company (the "MHC"); (ii) the Bank will convert from mutual to stock form and issue 100% of its capital stock to the Company; and (iii) the Company will issue shares of its common stock, $0.01 par value per share (the "Common Stock") to the public at a price of $10.00 per share. Upon consummation of the Reorganization, the Company will issue 1,581,374 shares of the Common Stock of which 35% of these shares, or 553,481 shares, will be sold to the public, including depositors of the Bank and the Company's Employee Stock Ownership Plan, and 65% of these shares, or 1,027,893 shares, will be issued to the MHC.

      The Company's sole business activity will consist of the business of the Bank. The Company also will invest in long and short-term investment grade marketable securities and other liquid investments. In the future, the Company will consider using some of the proceeds of the stock offering retained by it to expand its operations in its existing primary market and other nearby areas by acquiring other financial institutions which could be merged with the Bank or operated as separate subsidiaries. Presently, there are no agreements or understandings for expansion of the Company's operations. The Company's Common Stock is traded on the Over-The-Counter Bulletin Board under the symbol "WFSM." Unless otherwise disclosed, the information presented in this Report on Form 10-QSB represents the activity of the Bank and its subsidiaries.

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

      The Bank's results of operations depend primarily on net interest income. Net interest income is the difference between the interest income that the Bank earns on its interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest it pays on its interest-bearing liabilities, primarily certificates of deposit and savings accounts. The Bank's results of operations are also affected by its provision for loan losses, other income and operating expense. Operating expense consists primarily of salaries and employee benefits, occupancy expenses and other general and administrative expenses.
 Other income consists mainly of service fees and charges, income from writing covered call options and gains on sales of securities.

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

Comparison of Financial Condition at December 31, 1999
 and September 30, 1999

      The Bank's total assets increased by $7.1 million, or 4.1%, to $181.7 million at December 31, 1999 from $174.6 million at September 30, 1999. Total cash and cash equivalents increased by $2.9 million to $13.6 million at December 31, 1999 from $10.7 million at September 30, 1999. Much of this increase in liquidity was in response to potential liquidity needs of customers as a result of Year 2000 ("Y2K") computer-related concerns. The Bank, subsequently, did not experience a high demand for cash relating to Y2K after December 31, 1999. Securities available for sale increased by $3.0 million, to $66.6 million at December 31, 1999 from $63.6 million at September 30, 1999. This increase was mainly attributable to increases in U.S. government, federal agency and corporate obligations. Loans increased $927 thousand, or 1.0%, for the quarter to $93.0 million at December 31, 1999, as compared to $92.1 million at September 30, 1999. General increases in interest rates, coupled with a declining inventory of available housing in our market area, accounted for the modest level of growth during the recent fiscal quarter.

      Total deposits increased by $4.7 million, or 3.1%, to $154.8 million at December 31, 1999, from $150.1 million at September 30, 1999. Most of this increase was attributable to increases in short-term certificates of deposit and interest-bearing, tiered-rate and NOW accounts. The Bank also experienced increases in non-interest bearing demand deposit accounts.
Other liabilities increased by $2.9 million to $3.1 million at December 31, 1999. Approximately $2.5 million of the increase represented funds received from subscribers of the Common Stock as part of the Company's stock offering. Total surplus declined by $305 thousand, or 1.6%, to $19.0 million at December 31, 1999, from $19.3 million at September 30, 1999.
This decline was attributed to net income earned for the quarter ended December 31, 1999 of $369 thousand, offset to a larger extent by an increase of $674 thousand in net unrealized losses on the Bank's portfolio of securities considered available for sale. At December 31, 1999, approximately 37%, or $66.6 million, of the Bank's $181.7 million of assets are classified as securities available for sale and the value of such securities changes inversely with the general trend of interest rates which rose during the recent quarter ended December 31, 1999.

Comparison of the Operating Results for the Three Months Ended December 31, 1999 and 1998

      Net Income: The Bank's net income for the three months ended December 31, 1999 declined by $109 thousand, or $22.8%, to $369 thousand from $478 thousand for the three months ended December 31, 1998. This decline was primarily the result of increases in operating expenses associated with branch expansion, operational improvements and the addition of other personnel partially offset by an increase in net interest margin. The Bank's annual return on average assets for the three months ended December 31, 1999 was 0.84% as compared to 1.21% for the three months ended
December 31, 1998.

      Interest and Dividend Income: Interest and dividend income increased by $218 thousand, or 8.4%, to $2.8 million for the quarter ended December 31, 1999, from $2.6 million for the quarter ended December 31, 1998. The increase was due mainly to a higher level of average interest-earning assets, reduced to a lesser extent by a decline in the average rate earned on earning assets. The average volume of interest-earning assets for the quarter ended December 31, 1999 was $166.1 million earning an average rate of 6.7% as compared to an average volume of $152.9 million earning an average rate of 6.83% for the quarter ending December 31, 1998. The Bank experienced continued growth in real estate lending and deployed additional cash flows into investment securities. The average balance of loans for the quarter ended December 31, 1999 was $92.2 million earning 7.38% as compared to an average balance of $83.1 million earning 7.5% for the quarter ending December 31, 1998. The average balance of investment securities for the quarter ended December 31, 1999 was $65.5 million earning 6.09% as compared to an average balance of $61.2 million earning 6.15% for the quarter ending December 31, 1998.

      Interest Expense: Interest expense increased by $87 thousand, or 7.1%, to $1.3 million for the quarter ended December 31, 1999, from $1.2 million for the quarter ending December 31, 1998. Interest expense increased due to a higher volume of interest-bearing liabilities, offset, to a lesser extent, by a declining average rate of interest paid on such interest-bearing liabilities. The average volume of interest-bearing liabilities was $144.7 million with a cost of 3.61% for the quarter ended December 31, 1999 as compared to $129.5 million with a cost of 3.77% for the quarter ending December 31, 1998. The average volume of interest-bearing deposits was $140.7 million with a cost of 3.57% for the quarter ending December 31, 1999 as compared to $127.5 million with a cost of 3.74% for quarter ending December 31, 1998. The average volume of borrowed funds was $4.0 million with a cost of 5.20% for the quarter ending December 31, 1999 as compared to $2.0 million with a cost of 5.40% for quarter ending December 31, 1998.

      Net Interest Income: The Bank's net interest and dividend income increased by $131 thousand for the quarter ended December 31, 1999, or 9.5%, to $1.5 million from $1.4 million for the quarter ending December 31, 1998.
 The increase was attributed to the combination of an increase in interest and dividend income of $218 thousand offset by an increase in interest expense of $87 thousand. The Bank's net interest rate spread increased to 3.15% for the quarter ended December 31, 1999 as compared to 3.06% for the quarter ending December 31, 1998.

      Provision for Loan Losses: The Bank's provision for loan losses declined to $0 for the quarter ended December 31, 1999 as compared to $15 thousand for quarter ending December 31, 1998. This decline reflects the Bank's continued low level of non-performing loans. However, as the Bank expands its commercial lending activities, increases in the provision are likely.

      Other Income: Other income consists primarily of fee income for Bank services, gains and losses from the sale of securities and income from the writing of covered call options on common stock held in the Bank's stock portfolio. Total other income increased 11.0% to $404 thousand for the quarter ended December 31, 1999, as compared to $364 thousand for quarter ending December 31, 1998. For the quarter ended December 31, 1999, gains from the sale of securities increased by $46 thousand to $158 thousand, from $112 thousand for the quarter ending December 31, 1998. The primary reason for the increase was due to a higher level of gains from the sale of common stock sold as a result of the exercise of a covered call option by the buyer. Alternatively, income from expired options, where the buyer allows the option to expire unexercised, declined by $42 thousand to $129 thousand for quarter ended December 31, 1999 from $171 thousand for quarter ending December 31, 1998. Customer service fees, loan fees and miscellaneous income increased by $36 thousand, or 44.4%, to $117 thousand for the quarter ended December 31, 1999 from $81 thousand for the quarter ended December 31, 1998. This increase is primarily due to the increase in the number of customer accounts held at the Bank, the sale of non-insured investment products and increases in the cash surrender value of Bank-owned life insurance.

      Operating Expenses: For the quarter ended December 31, 1999, operating expenses increased by $406 thousand, or $40.8%, to $1.4 million from $1.0 million for quarter ending December 31, 1998. The increase was primarily due to salary and benefit expenses associated with the opening of a supermarket branch in May 1999, additional staff in commercial lending and financial reporting and staff incentive payments. Also, occupancy and equipment, data processing, marketing, promotion, supplies and other expenses increased as a result of the Bank's recent branch opening. Additional board and committee meeting fees, mostly associated with strategic planning issues and meetings concerning the formation of a mutual holding company, plus the payment of a yearly retainer fee to board members in the most recent quarter, increased the level of board expenses which are included in other general and administrative expenses.

      Income Taxes: The provision for income taxes declined by $111 thousand to $151 thousand for the quarter ended December 31, 1999 as compared to $262 thousand for the quarter ended December 31, 1998 resulting in effective income tax rates of 29.0% and 35.5% for the quarters ended December 31, 1999 and 1998, respectively. The Bank utilizes investment securities subsidiaries to substantially reduce state income taxes. The lower effective tax rate is a result of a larger increase in the dividends received reduction partially offset a slight increase in state taxes, net of the federal tax benefit.

Liquidity and Capital Resources

      The term "liquidity" refers to the Bank's ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. The Bank's primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by the Bank's operations. The Bank also has expanded its use of borrowings from the Federal Home Loan Bank of Boston as part of its management of interest rate risk. At December 31, 1999, the Bank had $4.0 million in outstanding borrowings.

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

      The Bank's primary investing activities are the origination of one- to four-family real estate and other loans, the purchase of mortgage-backed securities and the purchase of investment securities. During the quarter ended December 31, 1999, the Bank originated loans of $7.1 million, there were no purchases of mortgage-backed securities, and purchases of investment securities were $8.5 million.

      These investing activities were funded by deposit growth, principal payments on mortgage loans and mortgage-backed securities, calls and maturities on investment securities and funds provided by the Bank's operating activities. Principal repayments on loans and mortgage-backed securities totaled $6.9, million for the quarter ended December 31, 1999. Maturities of investment securities totaled $1.0 million during the quarter ended December 31, 1999. Sales and calls of investment securities provided cash flows of $2.9 million during the quarter ended December 31, 1999.

      At December 31, 1999, the Bank had loan commitments to borrowers of $1.1 million, unadvanced funds on commercial lines of credit of $0.8 million and available home equity lines of credit of $5.4 million. The Bank had no commitments to purchase mortgage-backed securities at December 31, 1999. Total deposits increased $4.7 million, during the quarter ended December 31, 1999. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. Certificate of deposit accounts scheduled to mature within one year were $43.8 million at December 31, 1999. Based on the Bank's deposit retention experience and current pricing strategy, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund and other available reports that compare the Bank's liquidity with banks in its peer group. The Bank anticipates that it will have sufficient funds to meet its current funding commitments.

      In May 1999, the Bank expanded its retail banking franchise by opening an additional branch location in the town of Shrewsbury. This branch is located in the Shaw's supermarket, and start-up costs were approximately $300 thousand. In the first half of 2000, the Bank also plans to begin an expansion of its facilities by constructing an addition to its existing executive office. The construction expenses for this addition are expected to total approximately $2.5 million. On December 16, 1999, the Bank entered into a purchase and sales agreement to acquire approximately 8 acres of land and buildings located at 23/25 Maple Avenue, Shrewsbury for the sum of $935 thousand, subject to adjustments and numerous conditions. The site is adjacent to the Bank's current leased branch office at 19 Maple Avenue, Shrewsbury. If the sale is completed, the Bank's plan is to relocate its 19 Maple Avenue branch to a newly constructed building located at 23/25 Maple Avenue. The Bank anticipates that it will have sufficient funds to meet these planned capital expenditures throughout 2000.

      At December 31, 1999, the Bank exceeded each of the applicable regulatory capital requirements. The Bank's leverage (tier 1) capital was approximately $19.0 million, or 10.8%. In order to be classified as "well-capitalized" by the FDIC, the Bank was required to have leverage (tier 1) capital of $8.8 million, or 5.0%. To be classified as a well-capitalized bank by the FDIC, the Bank must also have a risk-based total capital ratio of 10.0%. At December 31, 1999, the Bank had a risk-based total capital ratio of 20.48%.

      Further, the Bank does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Financial Services Modernization Legislation

      On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act: (a) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers; (b) provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies; (c) broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries; (d) provides an enhanced framework for protecting the privacy of consumer information; (e) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system; (f) modifies the laws governing the implementation of the Community Reinvestment Act and (g) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

      Monitoring and managing the Year 2000 project has resulted in direct and indirect costs to the Bank. The Bank currently estimates that the total costs will be approximately $85,000 and does not believe that such costs will have a material effect on results of operations. Both direct and indirect costs of addressing the Year 2000 problem have been charged to earnings as incurred.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

               27.1 Financial Data Schedule (submitted only with filing in electronic format).

         (b)   Reports on 8-K.

               None.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    Westborough Financial Services, Inc.


Date:  February 11, 2000           By:  /s/  Joseph F. MacDonough
                                   ----------------------------------------
                                   President and Chief Executive Officer

Date:  February 11, 2000           By:  /s/  John L. Casagrande
                                   ----------------------------------------
                                   Sr. Vice-President and Treasurer