Form 10QSB
period 2000-03-31
WESTBOROUGH FINANCIAL SERVICES INC
filed 2000-05-15
CIK 1087843

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                  SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                  SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ To ___________

                      Commission file number: 000-27997

                    Westborough Financial Services, Inc.
      (Exact name of small business issuer as specified in its charter)

Massachusetts                                           04-3504121
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

                             100 E. Main Street
                      Westborough, Massachusetts 01581
                               (508) 366-4111
                  (Address of principal executive offices)
              (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X    NO
     -----      -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

               Class                        Outstanding as of May 12, 2000
               -----                        ------------------------------

   Common Stock, par value $0.01                      1,581,374

Transitional Small Business Disclosure Format (check one):


YES         NO    X
     -----      -----


                    WESTBOROUGH FINANCIAL SERVICES, INC.
                               AND SUBSIDIARY

INDEX

PART I.   FINANCIAL INFORMATION                                          Page
          ---------------------                                          ----

Item 1    Financial Statements

          Consolidated Balance Sheets                                      1
          March 31, 2000 and September 30, 1999

          Consolidated Statements of Income                                2
          For Three and Six Months Ended March 31, 2000 and 1999

          Consolidated Statements of Changes in Stockholders' Equity       3
          For Six Months Ended March 31, 2000 and 1999

          Consolidated Statements of Cash Flows                            4
          For Six Months Ended March 31, 2000 and 1999

          Notes To Unaudited Consolidated Financial Statements             5

Item 2    Management's Discussion and Analysis                             6

PART II.  OTHER INFORMATION
          -----------------

Item 1    Legal Proceedings                                               15

Item 2    Changes in Securities and Use of Proceeds                       15

Item 3    Defaults Upon Senior Securities                                 15

Item 4    Submission of Matters to a Vote of Security Holders             15

Item 5    Other Information                                               15

Item 6    Exhibits and Reports on Form 8-K                                15

          SIGNATURES                                                      16
          ----------

This Quarterly Report on Form 10-QSB contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company and the Bank that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic, market, legislative and regulatory conditions, and the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Bank's operations and investments. The Company's and the Bank's actual results may differ from the results discussed in the forward looking statements.

Part I - Financial Information

Item 1.  Financial Statements

             Westborough Financial Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                           (Dollars in Thousands)

                                                              March 31,     September 30,
                                                                2000            1999
                                                              ---------     -------------
                                                                      (Unaudited)

Assets
  Cash and due from banks                                     $  2,850        $  4,157
  Federal funds sold                                             4,776           4,632
  Short-term investments                                         3,383           1,929
                                                              ------------------------
      Total cash and cash equivalents                           11,009          10,718

  Securities available for sale, at fair value                  68,039          63,607
  Federal Home Loan Bank stock, at cost                            903             850
  Loans, net                                                    96,124          92,092
  Banking premises and equipment, net                            1,670           1,724
  Accrued interest receivable                                    1,150           1,130
  Deferred income taxes                                          1,236             833
  Cash surrender value of life insurance                         3,030           2,906
  Other assets                                                     444             734
                                                              ------------------------
      Total assets                                            $183,605        $174,594
                                                              ========================

Liabilities and Stockholders' Equity
  Deposits                                                    $154,849        $150,111
  Federal Home Loan Bank advances                                4,000           4,000
  Mortgagors' escrow accounts                                      212             231
  Accrued taxes and expenses                                       572             865
  Other liabilities                                                464             106
                                                              ------------------------
      Total liabilities                                        160,097         155,313
                                                              ------------------------

Commitments and Contingencies

Preferred Stock, $.01 Par Value, 1,000,000 shares
 authorized, none outstanding                                        0               0
Common Stock, $.01 Par Value, 5,000,000 shares authorized
 1,581,374 shares issued and outstanding                            16               0
Additional Paid in Capital                                       4,542               0
Retained Earnings                                               20,266          19,680
Accumulated other comprehensive loss                              (881)           (399)
Unearned Comp - ESOP, 43,463 shares at March 31, 2000             (435)              0
                                                              ------------------------
      Total stockholders' equity                                23,508          19,281
                                                              ------------------------
      Total liabilities and stockholders' equity              $183,605        $174,594
                                                              ========================


See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Income
                           (Dollars in Thousands)

                                                          Three Months Ended     Six Months Ended
                                                              March 31,              March 31,
                                                           2000       1999        2000       1999
                                                           ----       ----        ----       ----
                                                                        (Unaudited)

Interest and dividend income:
  Interest and fees on loans                              $1,741     $1,555      $3,440     $3,124
  Interest and dividends on investment securities          1,054        913       2,052      1,853
  Interest on federal funds sold                              66         64         152        126
  Interest on short term investments                          31         41          72         76
                                                          ----------------------------------------
      Total interest and dividend income                   2,892      2,573       5,716      5,179

Interest expense:
  Interest on deposits                                     1,277      1,181       2,531      2,374
  Interest on borrowings                                      53         28         105         55
                                                          ----------------------------------------
      Total interest expense                               1,330      1,209       2,636      2,429
                                                          ----------------------------------------
Net interest income                                        1,562      1,364       3,080      2,750
Provision for loan losses                                      0         10           0         25
                                                          ----------------------------------------
Net interest income, after provision for loan losses       1,562      1,354       3,080      2,725
                                                          ----------------------------------------

Other income:
  Customer service fees                                       71         66         156        135
  Loan fees                                                    3          4           5         11
  Income from covered call options                            51         16         180        187
  Gain on sales of securities available for sale, net         21        178         179        290
  Miscellaneous                                               29          2          58          7
                                                          ----------------------------------------
      Total other income                                     175        266         578        630
                                                          ----------------------------------------

Operating expenses:
  Salaries and employee benefits                             741        628       1,492      1,180
  Occupancy and equipment expenses                           216        159         414        298
  Data processing expenses                                    81         60         153        109
  Marketing expenses                                          63         37         120         73
  Contributions                                               17          1          17         16
  Professional fees                                           40         23          64         44
  Other general and administrative expenses                  286        214         585        398
                                                          ----------------------------------------
      Total operating expenses                             1,444      1,122       2,845      2,118
                                                          ----------------------------------------
Income before income taxes                                   293        498         813      1,237
Provision for income taxes                                    76        151         227        413
                                                          ----------------------------------------
Net income                                                $  217     $  347      $  586     $  824
                                                          ========================================


See accompanying notes to unaudited consolidated financial statements.


             Westborough Financial Services, Inc. and Subsidiary
         Consolidated Statements of Changes in Stockholders' Equity
                           (Dollars in Thousands)

                                                              Additional
                                                   Common      Paid-in        Retained       Comprehensive      ESOP
                                                   Stock       Capital        Earnings       Income (Loss)     Shares      Total
                                                                             (Unaudited)

Balance at September 30, 1998                       $ 0         $    0        $18,207           $1,160         $   0      $19,367

Comprehensive Income:
  Net Income                                          0              0            824                0             0          824
  Change in net unrealized gain on
   securities available for sale, net of
   reclassification adjustment and tax effects        0              0              0             (580)            0         (580)
                                                                                                                          -------
      Total comprehensive Income                                                                                              244
                                                    -----------------------------------------------------------------------------
Balance at March 31, 1999                           $ 0         $    0        $19,031           $  580         $    0     $19,611
                                                    =============================================================================

Balance at September 30, 1999                       $ 0         $    0        $19,680           $ (399)        $    0     $19,281

Comprehensive Income:
  Net Income                                          0              0            586                0              0         586
  Change in net unrealized loss on
   securities available for sale, net of
   reclassification adjustment and tax effects        0              0              0             (482)             0        (482)
                                                                                                                          -------
      Total comprehensive Income                                                                                              104
                                                                                                                          -------

Net proceeds from sale of common
 stock                                               16          4,542              0                0              0       4,558

Purchase of ESOP shares; 44,200 shares at $10         0              0              0                0           (442)       (442)

ESOP shares committed to be released                  0              0              0                0              7           7
                                                    -----------------------------------------------------------------------------

Balance at March 31, 2000                           $16         $4,542        $20,266           $ (881)        $ (435)    $23,508
                                                    =============================================================================


See accompanying notes to unaudited consolidated financial statements.


             Westborough Financial Services, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                           (Dollars in Thousands)

                                                                             Six Months Ended
                                                                     --------------------------------
                                                                     March 31, 2000    March 31, 1999
                                                                     --------------    --------------
                                                                               (Unaudited)

Cash flows from operating activities:
  Net income                                                            $    586          $    824
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Provision for loan losses                                                    0                25
  Gain on sales of securities available for sale, net                       (179)             (290)
  Recognition of income from covered call options                           (180)             (187)
  Amortization of premiums on securties                                        1                47
  Depreciation expense                                                       168               134
  Amortization of net deferred loan costs (fees)                              10                (3)
  Increase in accrued interest receivable                                    (20)              (12)
  Other, net                                                                 118                81
                                                                        --------------------------
      Net cash provided by operating activities                              504               619

Cash flows from investing activities:
  Purchase of securities available for sale                              (12,103)          (14,302)
  Purchase of Federal Home Loan Bank Stock                                   (53)                0
  Proceeds from sales and calls of securities available for sale           4,596             3,638
  Proceeds from maturities of securities available for sale                1,001             4,000
  Principal repayments received on mortgage and asset
   backed securities                                                       1,659             2,305
  Loans originated, net of payments received                              (4,042)           (4,026)
  Proceeds from sales of foreclosed real estate                                0                74
  Purchase of banking premises and equipment                                (114)             (158)
                                                                        --------------------------
      Net cash used by investing activities                               (9,056)           (8,469)

Cash flows from financing activities:
  Net increase in deposits                                                 4,738             7,009
  Net decrease in mortgagors escrow accounts                                 (19)              (19)
  Proceeds from Federal Home Loan Bank advances                                0             2,000
  Net proceeds received from stock offering                                4,559                 0
  Purchase of ESOP shares                                                   (442)                0
  Committed ESOP shares                                                        7                 0
                                                                        --------------------------
      Net cash provided by financing activities                            8,843             8,990

Net increase in cash and cash equivalents                                    291             1,140

Cash and cash equivalents at beginning of period                          10,718            12,441
                                                                        --------------------------

Cash and cash equivalents at end of period                              $ 11,009          $ 13,581
                                                                        ==========================


See accompanying notes to unaudited consolidated financial statements.



             Westborough Financial Services, Inc. and Subsidiary
            Notes to Unaudited Consolidated Financial Statements


      1)  Basis of Presentation and Consolidation.

      The unaudited consolidated interim financial statements of Westborough Financial Services, Inc. and subsidiary (the "Company") presented herein should be read in conjunction with the consolidated financial statements of Westborough Savings Bank (the "Bank", which has since been renamed The Westborough Bank) for the year ended September 30, 1999, included in the Annual Report on Form 10-KSB of the Company, the holding company for The Westborough Bank.

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

      2)  Reorganization and Stock Offering.

      The Bank was a Massachusetts chartered mutual savings bank founded in 1869 which reorganized into a two-tiered mutual holding company structure on February 15, 2000 pursuant to the Bank's Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the "Reorganization"). In connection with the Reorganization, (i) the Bank formed Westborough Bancorp, MHC (the "MHC"), a Massachusetts chartered mutual holding company which is the majority owner of the Company; (ii) the Bank converted from mutual to stock form, changing its name from "Westborough Savings Bank" to "The Westborough Bank," and issued 100% of its capital stock to the Company; and (iii) the Company issued shares of its common stock, $0.01 par value per share (the "Common Stock") to the public at a price of $10.00 per share (the "Stock Offering"). The Company issued 1,581,374 shares of the Common Stock in the Stock Offering, of which 35% of these shares, or 553,481 shares, were sold to the public, including depositors of the Bank and the Company's Employee Stock Ownership Plan, and 65% of these shares, or 1,027,893 shares, were issued to the MHC.

      3)  Contingencies.

      At March 31, 2000, the Bank had loan commitments to borrowers of $3.0 million, commitments of home equity loans of $209 thousand, available home equity lines of credit of $5.3 million and unadvanced funds on commercial lines of credit of $842 thousand. The Bank had no commitments to purchase securities at March 31, 2000.

      During the next quarter, the Bank plans to begin an expansion of its facilities by constructing an addition to its existing executive office. The construction expenses for this addition are expected to total approximately $2.5 million. On December 16, 1999, the Bank entered into a purchase and sale agreement to acquire approximately 0.8 acres of land and buildings located at 23/25 Maple Avenue, Shrewsbury for the sum of $935 thousand, subject to adjustments and numerous conditions. The site is adjacent to the Bank's current leased branch office at 19 Maple Avenue, Shrewsbury. If the sale is completed, the Bank's plan is to relocate its 19 Maple Avenue branch to a newly constructed building located at 23/25 Maple Avenue. The Bank anticipates that it will have sufficient funds to meet these planned capital expenditures throughout 2000.

      4)  Earnings per Share.

      Earnings per share data is not presented for the three and six month periods ended March 31, 2000 and 1999 because shares of common stock were not issued until February 15, 2000.

Item 2.  Management's Discussion and Analysis.

General

      Westborough Savings Bank (now known as The Westborough Bank, the "Bank") was a Massachusetts chartered mutual savings bank founded in 1869 which converted into a two-tiered mutual holding company structure on February 15, 2000 pursuant to the Bank's Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the "Reorganization"). In connection with the Reorganization, (i) the Bank formed Westborough Bancorp, MHC (the "MHC"), a Massachusetts chartered mutual holding company which is the majority owner of the Westborough Financial Services, Inc. (the "Company"); (ii) the Bank converted from mutual to stock form and issued 100% of its capital stock to the Company; and (iii) the Company issued shares of its common stock, $0.01 par value per share (the "Common Stock") to the public at a price of $10.00 per share (the "Stock Offering"). The Company issued 1,581,374 shares of the Common Stock in the Stock Offering of which 35% of these shares, or 553,481 shares, were sold to the public, including depositors of the Bank and the Company's Employee Stock Ownership Plan, and 65% of these shares, or 1,027,893 shares, were issued to the MHC.

      The Company's sole business activity consists of the business of the Bank. The Company also invests in long- and short-term investment grade marketable securities and other liquid investments. In the future, the Company will consider using some of the proceeds of the Stock Offering retained by it to expand its operations in its existing primary market and other nearby areas by acquiring other financial institutions which could be merged with the Bank or operated as separate subsidiaries. Presently, there are no agreements or understandings for expansion of the Company's operations. The Company's Common Stock is traded on the Over-The-Counter Bulletin Board under the symbol "WFSM." Unless otherwise disclosed, the information presented in this Quarterly Report on Form 10-QSB represents the activity of the Bank and its subsidiaries.

      The Bank is a community- and customer-oriented retail bank offering traditional deposit products, residential and commercial real estate mortgage loans as well as consumer and commercial loans. The Bank operates five full service banking offices located in the towns of Westborough, Northborough and Shrewsbury, Massachusetts. The Bank also operates a non-public, self-contained office at the "Willows," a retirement community located in Westborough. Together, these offices serve the Bank's "primary market area" consisting of Westborough, Northborough, Shrewsbury, Grafton, Southborough and Hopkinton, Massachusetts.

      The Bank's results of operations depend primarily on net interest income. Net interest income is the difference between the interest income that the Bank earns on its interest-earning assets, primarily loans, mortgage-backed securities and investment securities, and the interest it pays on its interest-bearing liabilities, primarily certificates of deposit and savings accounts. The Bank's results of operations also are affected by its provision for loan losses, other income and operating expense. Operating expense consists primarily of salaries and employee benefits, occupancy expenses and other general and administrative expenses. Other income consists mainly of service fees and charges, income from writing covered call options and gains on sales of securities.

      The Bank's results of operations also may be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Bank. Additionally, the Bank's lending activity is concentrated in loans secured by real estate located in Westborough, Northborough, Shrewsbury and Grafton, Massachusetts. Accordingly, the Bank's results of operations are affected by regional market and economic conditions.


Comparison of Financial Condition at March 31, 2000 and September 30, 1999

      The Company's total assets increased by $9.0 million, or 5.2%, to $183.6 million at March 31, 2000 from $174.6 million at September 30, 1999. Total cash and cash equivalents increased by $291 thousand to $11.0 million at March 31, 2000 from $10.7 million at September 30, 1999. Securities available for sale increased by $4.4 million, to $68.0 million at March 31, 2000 from $63.6 million at September 30, 1999. This increase was mainly attributable to increases in U.S. government, federal agency and corporate obligations. Loans increased $4.0 million, or 4.4% to $96.1 million at March 31, 2000, as compared to $92.1 million at September 30, 1999.

      Total deposits increased by $4.7 million, or 3.1%, to $154.8 million at March 31, 2000, from $150.1 million at September 30, 1999. This increase was attributable primarily to increases in short-term certificates of deposit and interest-bearing, tiered-rate and NOW accounts. The Bank also experienced increases in non-interest bearing demand deposit accounts. The Bank continues to promote growth in core-based checking accounts and, as a result of further bank consolidation in our market, expects to experience continued growth in these accounts.

      Due primarily to the proceeds received from the Stock Offering, total stockholders' equity increased 21.9%, or $4.2 million, to $23.5 million at March 31, 2000, from $19.3 million at September 30, 1999. The Employee Stock Ownership Plan Trust acquired 44,200 shares of stock in the Stock Offering and the cost of these shares is reflected in stockholders' equity. Net income for the six month period ending March 31, 2000 was $586 thousand, which was offset to some extent by an increase of $482 thousand of net unrealized losses on securities available for sale, net of tax effects. Stockholders' equity as a percent of assets was 12.8% at March 31, 2000 as compared to 11.0% at September 30, 1999.


Comparison of Operating Results for the Three Months Ended March 31, 2000
and 1999

      Net Income: The Company's net income for the three months ended March 31, 2000 declined by $130 thousand, or 37.4%, to $217 thousand from $347 thousand for the three months ended March 31, 1999. This decline was primarily the result of a decline in net gains on the sale of securities available for sale, increases in operating expenses associated with branch expansion, operational improvements and the addition of other personnel. This was partially offset by an increase in net interest margin. The Company's annual return on average assets for the three months ended March 31, 2000 was 0.48% as compared to 0.85% for the three months ended March 31, 1999.

      Interest and Dividend Income: Interest and dividend income increased by $319 thousand, or 12.4%, to $2.9 million for the quarter ended March 31, 2000, from $2.6 million for the quarter ended March 31, 1999. The increase was due mainly to a higher level of average interest-earning assets, and to a lesser extent by an increase in the average rate earned on earning assets. The average volume of interest-earning assets for the quarter ended March 31, 2000 was $170.1 million earning an average rate of 6.80% as compared to an average volume of $157.1 million earning an average rate of 6.55% for the quarter ending March 31, 1999. The Bank experienced continued growth in real estate and commercial lending and deployed additional cash flows into investment securities. The average balance of loans for the quarter ended March 31, 2000 was $94.4 million earning 7.38% as compared to an average balance of $85.2 million earning 7.30% for the quarter ending March 31, 1999. The average balance of investment securities for the quarter ended March 31, 2000 was $68.2 million earning 6.18% as compared to an average balance of $62.8 million earning 5.82% for the quarter ending March 31, 1999.

      Interest Expense: Interest expense increased by $121 thousand, or 10.0%, to $1.3 million for the quarter ended March 31, 2000, from $1.2 million for the quarter ending March 31, 1999. Interest expense increased due to a higher volume of interest-bearing liabilities. The average volume of interest-bearing liabilities was $145.8 million with a cost of 3.65% for the quarter ended March 31, 2000 as compared to $132.8 million with a cost of 3.64% for the quarter ending March 31, 1999. The average volume of interest-bearing deposits was $141.7 million with a cost of 3.60% for the quarter ending March 31, 2000 as compared to $130.0 million with a cost of 3.63% for quarter ending March 31, 1999. The average volume of borrowed funds was $4.1 million with a cost of 5.17% for the quarter ending March 31, 2000 as compared to $2.8 million with a cost of 4.01% for quarter ending March 31, 1999.

      Net Interest Income: The Company's net interest income increased by $198 thousand for the quarter ended March 31, 2000, or 14.5%, to $1.6 million from $1.4 million for the quarter ending March 31, 1999. The increase was attributed to the combination of an increase in interest and dividend income of $319 thousand offset by an increase in interest expense of $121 thousand. The Bank's net interest rate spread increased to 3.15% for the quarter ended March 31, 2000 as compared to 2.91% for the quarter ending March 31, 1999.

      Provision for Loan Losses: The Bank's provision for loan losses declined to $0 for the quarter ended March 31, 2000 as compared to $10 thousand for quarter ending March 31, 1999. This decline reflects the Bank's continued low level of non-performing loans. However, as the Bank expands its commercial lending activities, increases in the provision are likely.

      Other Income: Other income consists primarily of fee income for bank services, gains and losses from the sale of securities and income from the writing of covered call options on common stock held in the Bank's stock portfolio. Total other income declined 34.2% to $175 thousand for the quarter ended March 31, 2000, as compared to $266 thousand for quarter ending March 31, 1999. For the quarter ended March 31, 2000, gains from the sale of securities declined by $157 thousand to $21 thousand, from $178 thousand for the quarter ending March 31, 1999. The primary reason for the decline was due to a significantly lower level of gains from the sale of common stock sold as a result of the exercise of a covered call option by the buyer. Alternatively, income from expired options, where the buyer allows the option to expire unexercised, increased by $35 thousand to $51 thousand for quarter ended March 31, 2000 from $16 thousand for quarter ending March 31, 1999. Customer service fees, loan fees and miscellaneous income increased by $31 thousand, or 43.0%, to $103 thousand for the quarter ended March 31, 2000 from $72 thousand for the quarter ended March 31, 1999. This increase is primarily due to the increase in the number of customer accounts held at the Bank, the sale of non-insured investment products and increases in the cash surrender value of Bank-owned life insurance.

      Operating Expenses: For the quarter ended March 31, 2000, operating expenses increased by $322 thousand, or 28.7%, to $1.4 million from $1.1 million for quarter ending March 31, 1999. The increase was primarily due to salary and benefit expenses associated with the opening of a supermarket branch in May 1999, additional staff in commercial lending, information technology and financial reporting, plus staff incentive payments. Also, occupancy and equipment, data processing, marketing, promotion, supplies, and other expenses increased as a result of the Bank's recent branch opening. Additional board and committee meeting fees and expenses, mostly associated with strategic planning issues and meetings concerning the formation of a mutual holding company increased the level of board expenses which are included in other general and administrative expenses. Management expects that accounting and legal fees will increase as a result of financial reporting, legal and regulatory activities associated with the Company's status as a public company.

      Income Taxes: The provision for income taxes declined by $75 thousand to $76 thousand for the quarter ended March 31, 2000 as compared to $151 thousand for the quarter ended March 31, 1999 resulting in effective income tax rates of 25.9% and 30.3% for the quarters ended March 31, 2000 and 1999, respectively. The Bank utilizes investment securities subsidiaries to substantially reduce state income taxes. The lower effective tax rate is a result of tax-exempt income from the Bank-owned life insurance purchased in June 1999 and a decrease in taxable income at the Bank level, which is taxed at a higher rate than the securities subsidiaries.


Comparison of the Operating Results for the Six Months Ended March 31, 2000 and 1999

      Net Income: The Company's net income for the six months ended March 31, 2000 declined by $238 thousand, or 28.8%, to $586 thousand from $824 thousand for the six months ended March 31, 1999. This decline was primarily the result of a decline in net gains on the sale of securities available for sale, increases in operating expenses associated with branch expansion, operational improvements and the addition of other personnel. This was partially offset by an increase in net interest margin. The Company's annual return on average assets for the six months ended March 31, 2000 was 0.66% as compared to 1.02% for the six months ended March 31, 1999.

      Interest and Dividend Income: Interest and dividend income increased by $537 thousand, or 10.4%, to $5.7 million for the six months ended March 31, 2000, from $5.2 million for the six months ended March 31, 1999. The increase was due mainly to a higher level of average interest-earning assets, and to a lesser extent by an increase in the average rate earned on earning assets. The average volume of interest-earning assets for the six months ended March 31, 2000 was $168.1 million earning an average rate of 6.80% as compared to an average volume of $155.0 million earning an average rate of 6.68% for the six months ending March 31, 1999. The Bank experienced continued growth in real estate and commercial lending and deployed additional cash flows into investment securities. The average balance of loans for the six months ended March 31, 2000 was $93.3 million earning 7.38% as compared to an average balance of $84.1 million earning 7.42% for the six months ending March 31, 1999. The average balance of investment securities for the six months ended March 31, 2000 was $66.9 million earning 6.14% as compared to an average balance of $62.0 million earning 5.98% for the six months ending March 31, 1999.

      Interest Expense: Interest expense increased by $207 thousand, or 8.5%, to $2.6 million for the six months ended March 31, 2000, from $2.4 million for the six months ending March 31, 1999. Interest expense increased due to a higher volume of interest-bearing liabilities. The average volume of interest-bearing liabilities was $145.3 million with a cost of 3.63% for the six months ended March 31, 2000 as compared to $131.1 million with a cost of 3.71% for the six months ending March 31, 1999. The average volume of interest-bearing deposits was $141.2 million with a cost of 3.58% for the six months ending March 31, 2000 as compared to $128.7 million with a cost of 3.69% for six months ending March 31, 1999. The average volume of borrowed funds was $4.1 million with a cost of 5.19% for the six months ending March 31, 2000 as compared to $2.4 million with a cost of 4.59% for six months ending March 31, 1999.

      Net Interest Income: The Company's net interest income increased by $330 thousand for the six months ended March 31, 2000, or 12.0%, to $3.1 million from $2.8 million for the six months ending March 31, 1999. The increase was attributed to the combination of an increase in interest and dividend income of $537 thousand offset by an increase in interest expense of $207 thousand. The Bank's net interest rate spread increased to 3.17% for the six months ended March 31, 2000 as compared to 2.97% for the six months ending March 31, 1999.

      Provision for Loan Losses: The Company's provision for loan losses declined to $0 for the six months ended March 31, 2000 as compared to $25 thousand for six months ending March 31, 1999. This decline reflects the Bank's continued low level of non-performing loans. However, as the Bank expands its commercial lending activities, increases in the provision are likely.

      Other Income: Other income consists primarily of fee income for bank services, gains and losses from the sale of securities and income from the writing of covered call options on common stock held in the Bank's stock portfolio. Total other income declined 8.3% to $578 thousand for the six months ended March 31, 2000, as compared to $630 thousand for six months ending March 31, 1999. For the six months ended March 31, 2000, gains from the sale of securities declined by $111 thousand to $179 thousand, from $290 thousand for the six months ending March 31, 1999. The primary reason for the decline was due to a significantly lower level of gains from the sale of common stock sold as a result of the exercise of a covered call option by the buyer. Income from expired options, where the buyer allows the option to expire unexercised, declined by $7 thousand to $180 thousand for six months ended March 31, 2000 from $187 thousand for six months ending March 31, 1999. Customer service fees, loan fees and miscellaneous income increased by $66 thousand, or 43.1%, to $219 thousand for the six months ended March 31, 2000 from $153 thousand for the six months ended March 31, 1999. This increase is primarily due to the increase in the number of customer accounts held at the Bank, the sale of non-insured investment products and increases in the cash surrender value of Bank-owned life insurance.

      Operating Expenses: For the six months ended March 31, 2000, operating expenses increased by $727 thousand, or 34.3%, to $2.8 million from $2.1 million for six months ending March 31, 1999. The increase was primarily due to salary and benefit expenses associated with the opening of a supermarket branch in May 1999, additional staff in commercial lending, information technology and financial reporting, plus staff incentive payments. Also, occupancy and equipment, data processing, marketing, promotion, supplies, and other expenses increased as a result of the Bank's recent branch opening. Additional board and committee meeting fees and expenses, mostly associated with strategic planning issues and meetings concerning the formation of a mutual holding company, plus the payment of a yearly retainer fee to board members in the most recent six months, increased the level of board expenses which are included in other general and administrative expenses. Management expects that accounting and legal fees will increase as a result of financial reporting, legal and regulatory activities associated with the Company's status as a public company.

      Income Taxes: The provision for income taxes declined by $186 thousand to $227 thousand for the six months ended March 31, 2000 as compared to $413 thousand for the six months ended March 31, 1999 resulting in effective income tax rates of 27.9% and 33.4% for the six months ended March 31, 2000 and 1999, respectively. The Bank utilizes investment securities subsidiaries to substantially reduce state income taxes. The lower effective tax rate is a result of tax-exempt income from the Bank-owned life insurance purchased in June 1999 and a decrease in taxable income at the Bank level, which is taxed at a higher rate than the securities subsidiaries.

Liquidity and Capital Resources

      The term "liquidity" refers to the Bank's ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. The Bank's primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by the Bank's operations. The Bank also has expanded its use of borrowings from the Federal Home Loan Bank of Boston as part of its management of interest rate risk. At March 31, 2000, the Bank had $4.0 million in outstanding borrowings.

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

      The Bank's primary investing activities are the origination of one- to four-family real estate and other loans, the purchase of mortgage-backed securities and the purchase of investment securities. During the six months ended March 31, 2000, the Bank originated loans of $12.3 million, there were no purchases of mortgage-backed securities, and purchases of investment securities of $12.1 million.

      These investing activities were funded by deposit growth, principal payments on mortgage loans and mortgage-backed securities, calls and maturities on investment securities and funds provided by the Bank's operating activities. Principal repayments on loans and mortgage-backed securities totaled $9.9 million for the six months ended March 31, 2000. Maturities of investment securities totaled $1.0 million during the six months ended March 31, 2000. Sales and calls of investment securities provided cash flows of $4.6 million during the six months ended March 31, 2000.

      At March 31, 2000, the Bank had loan commitments to borrowers of $3.0 million, commitments of home equity loans of $209 thousand, available home equity lines of credit of $5.3 million and unadvanced funds on commercial lines of credit of $842 thousand. The Bank had no commitments to purchase securities at March 31, 2000. Total deposits increased $4.7 million, during the six months ended March 31, 2000. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. Certificate of deposit accounts scheduled to mature within one year were $42.6 million at March 31, 2000. Based on the Bank's deposit retention experience and current pricing strategy, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund, the Federal Deposit Insurance Corporation (the "FDIC"), and other available reports which compare the Bank's liquidity with banks in its peer group. The Bank anticipates that it will have sufficient funds to meet its current funding commitments.

      In May 1999, the Bank expanded its retail banking franchise by opening an additional branch location in the town of Shrewsbury. This branch is located in the Shaw's supermarket, and start-up costs were approximately $300 thousand. During the quarter ended June 30, the Bank also plans to begin an expansion of its facilities by constructing an addition to its existing executive office. The construction expenses for this addition are expected to total approximately $2.5 million. On December 16, 1999, the Bank entered into a purchase and sale agreement to acquire approximately 0.8 acres of land and buildings located at 23/25 Maple Avenue, Shrewsbury for the sum of $935 thousand, subject to adjustments and numerous conditions. The site is adjacent to the Bank's current leased branch office at 19 Maple Avenue, Shrewsbury. If the sale is completed, the Bank's plan is to relocate its 19 Maple Avenue branch to a newly constructed building located at 23/25 Maple Avenue. The Bank anticipates that it will have sufficient funds to meet these planned capital expenditures throughout 2000.

      At March 31, 2000, the Bank exceeded each of the applicable regulatory capital requirements. The Bank's leverage (tier 1) capital was approximately $23.5 million, or 13.1%. In order to be classified as "well-capitalized" by the FDIC, the Bank was required to have leverage (tier 1) capital of $9.0 million, or 5.0%. To obtain such classification, the Bank must also have a risk-based total capital ratio of 10.0%. At March 31, 2000, the Bank had a risk-based total capital ratio of 28.8%.

      Further, the Bank does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Financial Services Modernization Legislation

      On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Act"), federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act: (a) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers; (b) provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies; (c) broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries; (d) provides an enhanced framework for protecting the privacy of consumer information; (e) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system; (f) modifies the laws governing the implementation of the Community Reinvestment Act and (g) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

      Bank holding companies will be permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially-related activities.

      The Bank does not believe that the Act will have a material adverse effect on its operations in the near-term. However, to the extent that the Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Bank currently offers and that can aggressively compete in the markets the Bank currently serves.


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

                    Westborough Financial Services, Inc.


Date:  May 12, 2000                    By:  /s/ Joseph F. MacDonough
                                            -------------------------------
                                            President and Chief Executive
                                             Officer



Date:  May 12, 2000                    By:  /s/ John L. Casagrande
                                            -------------------------------
                                            Sr. Vice-President and Treasurer