Form 10QSB
period 2000-06-30
WESTBOROUGH FINANCIAL SERVICES INC
filed 2000-08-11
CIK 1087843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000
OR
___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ To ___________

Commission file number: 000-27997

Westborough Financial Services, Inc.
(Exact name of small business issuer as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-3504121 (I.R.S. Employer Identification No.)

100 E. Main Street
Westborough, Massachusetts 01581
(508) 366-4111
(Address of principal executive offices)
(Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X             NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 11, 2000
Common Stock, par value $0.01	1,581,374

Transitional Small Business Disclosure Format (check one):

YES                     NO       X

WESTBOROUGH FINANCIAL SERVICES, INC.
AND SUBSIDIARY

INDEX

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

Westborough Financial Services, Inc. and Subsidiary
Consolidated Balance Sheets
(Dollars in Thousands)
	June 30, 2000	September 30, 1999
		(Unaudited)

Assets
Cash and due from banks	$ 6,184	$ 4,157
Federal funds sold	2,688	4,632
Short-term investments	1,908	1,929
Total cash and cash equivalents	10,780	10,718

Securities available for sale, at fair value	68,619	63,607
Federal Home Loan Bank stock, at cost	903	850
Loans, net	100,678	92,092
Banking premises and equipment, net	1,734	1,724
Accrued interest receivable	1,230	1,130
Deferred income taxes	1,174	833
Cash surrender value of life insurance	3,086	2,906
Other assets	597	734
Total assets	$188,801	$174,594

Liabilities and Stockholders' Equity
Deposits	$159,435	$150,111
Federal Home Loan Bank advances	4,000	4,000
Mortgagors' escrow accounts	199	231
Accrued taxes and expenses	597	865
Other liabilities	626	106
Total liabilities	164,857	155,313

Commitments and Contingencies

Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	0	0
Common stock, $.01 par value, 5,000,000 shares authorized 1,581,374 shares issued and outstanding	16	0
Additional paid in capital	4,541	0
Retained earnings	20,630	19,680
Accumulated other comprehensive loss	(816)	(399)
Unearned comp - ESOP, 42,726 shares at June 30, 2000	(427)	0
Total stockholders' equity	23,944	19,281
Total liabilities and stockholders' equity	$188,801	$174,594

See accompanying notes to unaudited consolidated financial statements.

Westborough Financial Services, Inc. and Subsidiary
Consolidated Statements of Income
(Dollars in Thousands, except per share data)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2000	1999	2000	1999
	(Unaudited)

Interest and dividend income:
Interest and fees on loans	$1,836	$1,619	$5,276	$4,742
Interest and dividends on investment securities	1,101	957	3,152	2,811
Interest on federal funds sold	82	57	234	183
Interest on short term investments	39	64	111	140
Total interest and dividend income	3,058	2,697	8,773	7,876

Interest expense:
Interest on deposits	1,306	1,199	3,837	3,573
Interest on borrowings	52	59	157	115
Total interest expense	1,358	1,258	3,994	3,688
Net interest income	1,700	1,439	4,779	4,188
Provision for loan losses	0	10	0	35
Net interest income, after provision for loan losses	1,700	1,429	4,779	4,153

Other income:
Customer service fees	88	71	244	206
Loan fees	4	4	9	14
Income from covered call options	50	33	230	220
Gain on sales of securities available for sale, net	149	237	328	534
Miscellaneous	30	2	88	9
Total other income	321	347	899	983

Operating expenses:
Salaries and employee benefits	736	637	2,229	1,817
Occupancy and equipment expenses	211	170	625	468
Data processing expenses	78	59	231	168
Marketing expenses	115	90	234	163
Contributions	0	1	17	17
Professional fees	79	22	143	73
Other general and administrative expenses	295	240	880	631
Total operating expenses	1,514	1,219	4,359	3,337
Income before income taxes	507	557	1,319	1,799
Provision for income taxes	142	182	369	595
Net income	$ 365	$ 375	$ 950	$ 1,204

Earnings per share - Basic	$ 0.24	N/A	N/A	N/A

See accompanying notes to unaudited consolidated financial statements.

Westborough Financial Services, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in Thousands)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Comp - ESOP	Total
			(Unaudited)

Balance at September 30, 1998	$ 0	$ 0	$18,207	$1,160	$ 0	$19,367

Comprehensive income:
Net income	0	0	1,204	0	0	1,204
Change in net unrealized gain on
securities available for sale, net of
reclassification adjustment and tax effects	0	0	0	(1,123)	0	(1,123)
Total comprehensive income						81

Balance at June 30, 1999	$ 0	$ 0	$19,411	$ 37	$ 0	$19,448

Balance at September 30, 1999	$ 0	$ 0	$19,680	$ (399)	$ 0	$19,281

Comprehensive income:
Net income	0	0	950	0	0	950
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	0	0	0	(417)	0	(417)
Total comprehensive income						533

Net proceeds from sale of common stock	16	4,542	0	0	0	4,558

Purchase of ESOP shares; 44,200 shares at $10	0	0	0	0	(442)	(442)

ESOP shares committed to be released	0	(1)	0	0	15	14

Balance at June 30, 2000	$16	$4,541	$20,630	$ (816)	$(427)	$23,944

See accompanying notes to unaudited consolidated financial statements.

Westborough Financial Services, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Dollars in Thousands)
	Nine Months Ended
	June 30, 2000	June 30, 1999
	(Unaudited)

Cash flows from operating activities:
Net income	$ 950	$ 1,204
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	0	35
Provision for losses on foreclosed real estate	0	1
Gain on sales of securities available for sale, net	(328)	(534)
Recognition of income from covered call options	(230)	(220)
(Accretion) Amortization on securties, net	(13)	66
Depreciation expense	258	208
Amortization of net deferred loan costs (fees), net	4	(11)
ESOP shares committed to be released	14	0
Decrease (increase) in accrued interest receivable	(100)	119
Other, net	389	301
Net cash provided by operating activities	944	1,169

Cash flows from investing activities:
Purchase of securities available for sale	(17,174)	(20,081)
Purchase of Federal Home Loan Bank Stock	(53)	(88)
Proceeds from sales and calls of securities available for sale	5,686	5,916
Proceeds from maturities of securities available for sale	3,602	6,251
Principal repayments received on mortgage and asset backed securities	2,507	3,729
Loans originated, net of payments received	(8,590)	(7,104)
Proceeds from sales of foreclosed real estate	0	74
Purchase of banking premises and equipment	(268)	(331)
Purchase of life insurance policies	0	(2,072)
Capitalized costs associated with foreclosed real estate	0	(1)
Net cash used by investing activities	(14,290)	(13,707)

Cash flows from financing activities:
Net increase in deposits	9,324	11,173
Net decrease in mortgagors escrow accounts	(32)	(23)
Proceeds from Federal Home Loan Bank advances	0	2,000
Net proceeds received from stock offering	4,558	0
Purchase of ESOP shares	(442)	0
Net cash provided by financing activities	13,408	13,150

Net increase in cash and cash equivalents	62	612

Cash and cash equivalents at beginning of period	10,718	12,441

Cash and cash equivalents at end of period	$10,780	$13,053

See accompanying notes to unaudited consolidated financial statements.

Westborough Financial Services, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2000 and 1999

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

2)      Reorganization and Stock Offering.

      The Bank was founded in 1869 as a Massachusetts chartered mutual savings bank. On February 15, 2000, the Bank reorganized into a two-tiered mutual holding company structure pursuant to the Bank's Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the "Reorganization"). In connection with the Reorganization, (i) the Bank formed Westborough Bancorp, MHC (the "MHC"), a Massachusetts chartered mutual holding company which is the majority owner of the Company; (ii) the Bank converted from mutual to stock form, changing its name from "Westborough Savings Bank" to "The Westborough Bank," and issued 100% of its capital stock to the Company; and (iii) the Company issued shares of its common stock, $0.01 par value per share (the "Common Stock") to the public at a price of $10.00 per share (the "Stock Offering"). The Company issued 1,581,374 shares of the Common Stock in the Stock Offering, of which 35% of these shares, or 553,481 shares, were sold to the public, including depositors of the Bank and the Company's Employee Stock Ownership Plan, and 65% of these shares, or 1,027,893 shares, were issued to the MHC.

3)      Contingencies.

      At June 30, 2000, the Bank had loan commitments to borrowers of $2.4 million, commitments of home equity loans of $70 thousand, available home equity lines of credit of $5.2 million, unadvanced funds on commercial lines of credit of $958 thousand, and personal overdraft lines of credit of $181 thousand. The Bank expects to enter into a purchase and sale agreement during the fourth quarter with a local savings bank in which the Bank expects to purchase approximately $13 million of adjustable rate, first mortgage loans at a discount. The properties are within the Bank's lending area and the loans would be purchased with servicing retained by the seller. The Bank believes the purchase will improve its rate sensitive asset ratio and anticipates funding the purchase with advances from the Federal Home Loan Bank of Boston. Such advances would be structured to take into account the forecasted maturities and cash flows of the loans purchased.

      The Bank had no commitments to purchase securities at June 30, 2000.

      The Bank received final approval from the Westborough Board of Selectmen to begin construction of an expansion to its existing executive office facilities. A ground breaking ceremony was held on July 18, 2000 and formal construction is expected to commence shortly thereafter. The construction expenses for this addition are expected to total approximately $2.5 million. On December 16, 1999, the Bank entered into a purchase and sale agreement to acquire approximately 0.8 acres of land and buildings located at 23/25 Maple Avenue, Shrewsbury for the sum of $935 thousand, subject to adjustments and numerous conditions. The site is adjacent to the Bank's current leased branch office at 19 Maple Avenue, Shrewsbury. If the sale is completed, the Bank's plan is to relocate its 19 Maple Avenue branch to a newly constructed building located at 23/25 Maple Avenue. The Bank anticipates that it will have sufficient funds to meet these planned capital expenditures throughout 2000.

4)      Earnings per Share.

      Earnings per share for the three months ended June 30, 2000 is computed using 1,538,279 weighted average shares outstanding. Earnings per share data is not presented for the three months ended June 30, 1999 and the nine month periods ended June 30, 2000 and 1999 because shares of common stock were not issued until February 15, 2000.

Item 2.      Management's Discussion and Analysis.

General

      Westborough Savings Bank (now known as The Westborough Bank, the "Bank") was founded in 1869 as a Massachusetts chartered mutual savings bank. On February 15, 2000, the Bank reorganized into a two-tiered mutual holding company structure pursuant to the Bank's Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the "Reorganization"). In connection with the Reorganization, (i) the Bank formed Westborough Bancorp, MHC (the "MHC"), a Massachusetts chartered mutual holding company which is the majority owner of Westborough Financial Services, Inc. (the "Company"); (ii) the Bank converted from mutual to stock form and issued 100% of its capital stock to the Company; and (iii) the Company issued shares of its common stock, $0.01 par value per share (the "Common Stock") to the public at a price of $10.00 per share (the "Stock Offering"). The Company issued 1,581,374 shares of the Common Stock in the Stock Offering of which 35% of these shares, or 553,481 shares, were sold to the public, including depositors of the Bank and the Company's Employee Stock Ownership Plan, and 65% of these shares, or 1,027,893 shares, were issued to the MHC.

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

Comparison of Financial Condition at June 30, 2000 and September 30, 1999

      The Company's total assets increased by $14.2 million, or 8.1%, to $188.8 million at June 30, 2000 from $174.6 million at September 30, 1999. Net loans increased $8.6 million, or 9.3%, to $100.7 million at June 30, 2000, as compared to $92.1 million at September 30, 1999. This increase was due to higher volumes of new adjustable rate residential and commercial loans. At June 30, 2000, net loans represented 53.3% of total assets as compared to 52.8% at September 30, 1999. Securities available for sale increased by $5.0 million to $68.6 million at June 30, 2000 from $63.6 million at September 30, 1999. This increase was mainly attributable to increases in U.S. government, federal agency and corporate obligations.

      Total deposits increased by $9.3 million, or 6.2%, to $159.4 million at June 30, 2000, from $150.1 million at September 30, 1999. This increase was attributable primarily to increases in short-term certificates of deposit, tiered-rate accounts and interest-bearing checking accounts. The Bank continues to promote growth in core-based business and consumer checking accounts and, as a result of further bank consolidation in our market, also expects to experience continued growth in these accounts.

      Due primarily to the proceeds received from the Stock Offering, total stockholders' equity increased 24.2%, or $4.7 million, to $23.9 million at June 30, 2000, from $19.3 million at September 30, 1999. The Employee Stock Ownership Plan Trust acquired 44,200 shares of stock in the Stock Offering and the cost of these shares is reflected in stockholders' equity. Net income for the nine months ending June 30, 2000 increased stockholder's equity by $950 thousand. However, rising interest rates during the nine months ended June 30, 2000 adversely affected the value of the Bank's securities available for sale and caused stockholders' equity to decline by $417 thousand. Stockholders' equity as a percent of assets was 12.68% at June 30, 2000 as compared to 11.04% at September 30, 1999.

Comparison of Operating Results for the Three Months Ended June 30, 2000 and 1999

      Net Income: The Company's net income for the three months ended June 30, 2000 declined by $10 thousand, or 2.7%, to $365 thousand from $375 thousand for the three months ended June 30, 1999. This decline was primarily the result of a decline in net gains on the sale of securities available for sale, increases in operating expenses associated with branch expansion, operational improvements and the addition of other personnel. The decline was partially offset by an increase in net interest margin. The Company's annual return on average assets for the three months ended June 30, 2000 was 0.78% as compared to 0.88% for the three months ended June 30, 1999.

      Interest and Dividend Income: Interest and dividend income increased by $361 thousand, or 13.4%, to $3.1 million for the quarter ended June 30, 2000 from $2.7 million for the quarter ended June 30, 1999. The increase was due mainly to a higher level of average interest-earning assets, and to a lesser extent by an increase in the average rate earned on earning assets. The average volume of interest-earning assets for the quarter ended June 30, 2000 was $174.3 million, earning an average rate of 7.02% as compared to an average volume of $162.4 million, earning an average rate of 6.64% for the quarter ending June 30, 1999. The Bank experienced continued growth in real estate and commercial lending and deployed additional cash flows into investment securities. The average balance of loans for the quarter ended June 30, 2000 was $97.9 million earning 7.50% as compared to an average balance of $88.3 million earning 7.34% for the quarter ending June 30, 1999. The average balance of investment securities for the quarter ended June 30, 2000 was $68.5 million earning 6.42% as compared to an average balance of $63.7 million earning 6.01% for the quarter ending June 30, 1999.

      Interest Expense: Interest expense increased by $100 thousand, or 8.0%, to $1.4 million for the quarter ended June 30, 2000, from $1.3 million for the quarter ended June 30, 1999. Interest expense increased due to a higher volume of interest-bearing liabilities and to a lesser extent to a higher average rate paid on such interest-bearing liabilities. The average volume of interest-bearing liabilities was $147.4 million with a cost of 3.68% for the quarter ended June 30, 2000 as compared to $139.1 million with a cost of 3.62% for the quarter ended June 30, 1999. The average volume of interest-bearing deposits was $143.4 million with a cost of 3.64% for the quarter ending June 30, 2000 as compared to $135.1 million with a cost of 3.55% for the quarter ending June 30, 1999.

      Net Interest Income: The Company's net interest income increased by $261 thousand for the quarter ended June 30, 2000, or 18.1%, to $1.7 million from $1.4 million for the quarter ending June 30, 1999. The increase was attributed to the combination of an increase in interest and dividend income of $361 thousand offset by an increase in interest expense of $100 thousand. The Bank's net interest rate spread increased to 3.34% for the quarter ended June 30, 2000 as compared to 3.02% for the quarter ending June 30, 1999.

      Provision for Loan Losses: The Bank's provision for loan losses declined to $0 for the quarter ended June 30, 2000 as compared to $10 thousand for the quarter ending June 30, 1999. This decline reflects the Bank's continued low level of non-performing loans. However, as the Bank expands its commercial lending activities, increases in the provision are likely.

      Other Income: Other income consists primarily of fee income for bank services, gains and losses from the sale of securities and income from the writing of covered call options on common stock held in the Bank's stock portfolio. Total other income declined 7.5% to $321 thousand for the quarter ended June 30, 2000, as compared to $347 thousand for the quarter ending June 30, 1999. Gains from the sale of securities declined by $88 thousand, or 37.1%, to $149 thousand for the quarter ended June 30, 2000, from $237 thousand for the quarter ending June 30, 1999. The primary reason for this decline was due to a lower level of gains from the sale of common stock sold as a result of the exercise of a covered call option by the buyer. Alternatively, income from expired options, where the buyer allows the option to expire unexercised, increased by $17 thousand, or 51.5% to $50 thousand for the quarter ended June 30, 2000 from $33 thousand for the quarter ending June 30, 1999. Customer service fees, loan fees and miscellaneous income increased by $45 thousand, or 58.4%, to $122 thousand for the quarter ended June 30, 2000 from $77 thousand for the quarter ended June 30, 1999. This increase is primarily due to the increase in the number of customer accounts held at the Bank, the sale of non-insured investment products and increases in the cash surrender value of Bank-owned life insurance.

      Operating Expenses: For the quarter ended June 30, 2000, operating expenses increased by $295 thousand, or 24.2%, to $1.5 million from $1.2 million for the quarter ending June 30, 1999. The increase was primarily due to salary and benefit expenses associated with the opening of a supermarket branch in May 1999, additional staff in the commercial lending, information technology and financial reporting areas, and staff incentive payments. Also, occupancy and equipment, data processing, marketing, promotion, stationery, supplies, and other expenses increased as a result of the branch opening. Additional board and committee meeting fees and expenses, mostly associated with strategic planning issues and meetings concerning the Reorganization increased the level of board expenses which are included in other general and administrative expenses. Management expects that accounting and legal fees will increase as a result of financial reporting, legal and regulatory activities associated with the Company's status as a public company.

      Income Taxes: The provision for income taxes declined by $40 thousand to $142 thousand for the quarter ended June 30, 2000 as compared to $182 thousand for the quarter ending June 30, 1999, resulting in effective income tax rates of 28.0% and 32.7%, respectively. The Bank utilizes investment securities subsidiaries to substantially reduce state income taxes. The effective tax rate is also affected by tax-exempt income from the Bank-owned life insurance, dividend exclusions on equity investments and by municipal bond income.

Comparison of the Operating Results for the Nine Months Ended June 30, 2000 and 1999

      Net Income: The Company's net income for the nine months ended June 30, 2000 declined by $254 thousand, or 21.1%, to $950 thousand from $1.2 million for the nine months ended June 30, 1999. This decline was primarily the result of a decline in net gains on the sale of securities available for sale, increases in operating expenses associated with branch expansion, operational improvements and the addition of other personnel. This decline was partially offset by an increase in net interest margin. The Company's annual return on average assets for the nine months ended June 30, 2000 was 0.70% as compared to 0.98% for the nine months ended June 30, 1999.

      Interest and Dividend Income: Interest and dividend income increased by $897 thousand, or 11.4%, to $8.8 million for the nine months ended June 30, 2000, from $7.9 million for the nine months ended June 30, 1999. The increase was due mainly to a higher level of average interest-earning assets, and to a lesser extent by an increase in the average rate earned on earning assets. The average volume of interest-earning assets for the nine months ended June 30, 2000 was $170.2 million earning an average rate of 6.87% as compared to an average volume of $157.5 million earning an average rate of 6.67% for the nine months ending June 30, 1999. The Bank experienced continued growth in real estate and commercial lending and deployed additional cash flows into investment securities. The average balance of loans for the nine months ended June 30, 2000 was $94.8 million earning 7.42% as compared to an average balance of $85.5 million earning 7.39% for the nine months ending June 30, 1999. The average balance of investment securities for the nine months ended June 30, 2000 was $67.4 million earning 6.23% as compared to an average balance of $62.6 million earning 5.99% for the nine months ending June 30, 1999.

      Interest Expense: Interest expense increased by $306 thousand, or 8.3%, to $4.0 million for the nine months ended June 30, 2000, from $3.7 million for the nine months ending June 30, 1999. Interest expense increased due mainly to a higher volume of interest-bearing liabilities. The average volume of interest-bearing liabilities was $146.0 million with a cost of 3.65% for the nine months ended June 30, 2000 as compared to $133.8 million with a cost of 3.68% for the nine months ending June 30, 1999. The average volume of interest-bearing deposits was $142.0 million with a cost of 3.60% for the nine months ending June 30, 2000 as compared to $130.8 million with a cost of 3.64% for the nine months ending June 30, 1999. The average volume of borrowed funds was $4.0 million with a cost of 5.19% for the nine months ending June 30, 2000 as compared to $2.9 million with a cost of 5.23% for the nine months ending June 30, 1999.

      Net Interest Income: The Company's net interest income increased by $591 thousand for the nine months ended June 30, 2000, or 14.1%, to $4.8 million from $4.2 million for the nine months ending June 30, 1999. The increase was attributed to the combination of an increase in interest and dividend income of $897 thousand offset by an increase in interest expense of $306 thousand. The Bank's net interest rate spread increased to 3.22% for the nine months ended June 30, 2000 as compared to 2.99% for the nine months ending June 30, 1999.

      Provision for Loan Losses: The Company's provision for loan losses declined to $0 for the nine months ended June 30, 2000 as compared to $35 thousand for the nine months ending June 30, 1999. This decline reflects the Bank's continued low level of non-performing loans. However, as the Bank expands its commercial lending activities, increases in the provision are likely.

      Other Income: Other income consists primarily of fee income for bank services, gains and losses from the sale of securities and income from the writing of covered call options on common stock held in the Bank's stock portfolio. Total other income declined 8.6% to $899 thousand for the nine months ended June 30, 2000, as compared to $983 thousand for nine months ending June 30, 1999. For the nine months ended June 30, 2000, gains from the sale of securities declined by $206 thousand, or 38.6%, to $328 thousand, from $534 thousand for the nine months ending June 30, 1999. The primary reason for the decline was due to a significantly lower level of gains from the sale of common stock sold as a result of the exercise of a covered call option by the buyer. Alternatively, income from expired options, where the buyer allows the option to expire unexercised, increased by $10 thousand, or 4.6%, to $230 thousand for nine months ended June 30, 2000 from $220 thousand for nine months ending June 30, 1999. Customer service fees, loan fees and miscellaneous income increased by $112 thousand, or 48.9%, to $341 thousand for the nine months ended June 30, 2000 from $229 thousand for the nine months ended June 30, 1999. This increase was primarily due to the increase in the number of customer accounts held at the Bank, the sale of non-insured investment products and increases in the cash surrender value of Bank-owned life insurance.

      Operating Expenses: For the nine months ended June 30, 2000, operating expenses increased by $1.0 million, or 30.6%, to $4.4 million from $3.3 million for nine months ending June 30, 1999. The increase was primarily due to salary and benefit expenses associated with the opening of a supermarket branch in May 1999, additional staff in the commercial lending, information technology and financial reporting areas, and staff incentive payments. Also, occupancy and equipment, data processing, marketing, promotion, stationery, supplies, and other expenses increased as a result of the branch opening. Additional board and committee meeting fees and expenses, mostly associated with strategic planning issues and meetings concerning the Reorganization, plus the payment of a yearly retainer fee to board members in the most recent nine months, increased the level of board expenses which are included in other general and administrative expenses. Management expects that accounting and legal fees will increase as a result of financial reporting, legal and regulatory activities associated with the Company's status as a public company.

      Income Taxes: The provision for income taxes declined by $226 thousand to $369 thousand for the nine months ended June 30, 2000 as compared to $595 thousand for the nine months ended June 30, 1999 resulting in effective income tax rates of 28.0% and 33.1% for the nine months ended June 30, 2000 and 1999, respectively. The Bank utilizes investment securities subsidiaries to substantially reduce state income taxes. The effective tax rate is also affected by tax-exempt income from the Bank-owned life insurance, dividend exclusions on equity investments and by municipal bond income.

Liquidity and Capital Resources

      The term "liquidity" refers to the Bank's ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. The Bank's primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by the Bank's operations. The Bank continues to use borrowings from the Federal Home Loan Bank of Boston as part of its management of interest rate risk. At June 30, 2000, the Bank had $4.0 million in outstanding borrowings. The Bank expects to enter into a purchase and sale agreement with a local savings bank in which the Bank would purchase approximately $13 million of adjustable rate, first mortgage loans at a discount which would be funded by advances from the Federal Home Loan Bank of Boston. Such advances would be structured to take into account the forecasted maturities and cash flows of the loans purchased.

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

      The Bank's primary investing activities are the origination of one- to four-family real estate and other loans, the purchase of mortgage-backed securities and the purchase of investment securities. During the nine months ended June 30, 2000, the Bank originated loans of $16.3 million, purchases of mortgage-backed securities totaled $975 thousand, and purchases of investment securities of $16.2 million.

      These investing activities were funded by deposit growth, principal payments on mortgage loans and mortgage-backed securities, calls and maturities on investment securities and funds provided by the Bank's operating activities. Principal repayments on loans and mortgage-backed securities totaled $10.2 million for the nine months ended June 30, 2000. Maturities of investment securities totaled $3.6 million during the nine months ended June 30, 2000. Sales and calls of investment securities provided cash flows of $5.7 million during the nine months ended June 30, 2000.

      At June 30, 2000, the Bank had loan commitments to borrowers of $2.4 million, commitments of home equity loans of $70 thousand, available home equity lines of credit of $5.2 million, unadvanced funds on commercial lines of credit of $958 thousand, and personal overdraft lines of credit of $181 thousand. The Bank had no commitments to purchase securities at June 30, 2000.

      Total deposits increased $9.3 million during the nine months ended June 30, 2000. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. Certificate of deposit accounts scheduled to mature within one year were $39.3 million at June 30, 2000. Based on the Bank's deposit retention experience and current pricing strategy, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund, the Federal Deposit Insurance Corporation (the "FDIC"), and other available reports which compare the Bank's liquidity with banks in its peer group. The Bank anticipates that it will have sufficient funds to meet its current funding commitments.

      In May 1999, the Bank expanded its retail banking franchise by opening an additional branch location in the town of Shrewsbury. This branch is located in the Shaw's supermarket, and start-up costs were approximately $300 thousand.

      During the quarter ended September 30, 2000, the Bank also plans to begin an expansion of its facilities by constructing an addition to its existing executive office. The construction expenses for this addition are expected to total approximately $2.5 million.

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

      At June 30, 2000, the Bank exceeded each of the applicable regulatory capital requirements. The Bank's leverage (tier 1) capital was approximately $24.8 million, or 13.3%. In order to be classified as "well-capitalized" by the FDIC, the Bank was required to have leverage (tier 1) capital of $9.3 million, or 5.0%. To obtain such classification, the Bank must also have a risk-based total capital ratio of 10.0%. At June 30, 2000, the Bank had a risk-based total capital ratio of 23.5%.

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
(b) Reports on Form 8-K.
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westborough Financial Services, Inc.
Date: August 11, 2000	By:	/s/ Joseph F. MacDonough President and Chief Executive Officer
Date: August 11, 2000	By:	/s/ John L. Casagrande Sr. Vice-President and Treasurer