Form 10KSB
period 2000-09-30
WESTBOROUGH FINANCIAL SERVICES INC
filed 2000-12-29
CIK 1087843

U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                 FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2000

                       Commission File No.: 000-27997

                    WESTBOROUGH FINANCIAL SERVICES, INC.
               (Name of small business issuer in its charter)

         Massachusetts                                        04-3504121
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

            100 E. Main Street, Westborough, Massachusetts 01581
                  (Address of principal executive offices)

                               (508) 366-4111
                         (Issuer's Telephone Number)

    Securities registered pursuant to section 12(g) of the Exchange Act:

                             Title of each class
                   Common Stock, par value $0.01 per share

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X    No
             ----     ----

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      The revenues for the issuer's fiscal year ended September 30, 2000 are $13,086,000.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On December 21, 2000: $4,939,208.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had 1,581,374 shares outstanding as of December 28, 2000.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Shareholders for the year ended September 30, 2000 are incorporated by reference into Part II of this Form 10-KSB.

      Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ----    ----


                              TABLE OF CONTENTS

                                                                     Page

PART I
      FORWARD LOOKING STATEMENTS                                      (i)
      ITEM 1.    BUSINESS                                              1
      ITEM 2.    DESCRIPTION OF PROPERTY                              43
      ITEM 3.    LEGAL PROCEEDINGS                                    44
      ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS                                     44
PART II

      ITEM 5.    MARKET FOR THE COMPANY'S COMMON STOCK
                 AND RELATED STOCKHOLDER MATTERS                      44
      ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS        44
      ITEM 7.    FINANCIAL STATEMENTS                                 44
      ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH
                 ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                 DISCLOSURE                                           45
      ITEM 9.    DIRECTORS AND PRINCIPAL OFFICERS OF THE BANK
                 AND THE COMPANY                                      45
      ITEM 10.   EXECUTIVE COMPENSATION                               45
      ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT                                45
      ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       46
      ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K                     46

SIGNATURES                                                            48


Forward Looking Statements

      Westborough Financial Services, Inc. (the "Company") and The Westborough Bank (the "Bank") may from time to time make written or oral "forward-looking statements." These forward-looking statements may be contained in this annual filing with the Securities and Exchange Commission (the "SEC"), other filings with the SEC, and in other communications by the Company and the Bank, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.

      Forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, which are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond the Company's control, and other factors identified in the Company's filings with the SEC and those presented elsewhere by management from time to time, could cause its financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

      * the strength of the United States economy in general and the strength of the local economies in which the Company and the Bank conduct operations;
      * the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
     *      inflation, interest rate, market and monetary fluctuations;
     * the timely development of and acceptance of new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
      * the willingness of users to substitute competitors' products and services for the Company's and the Bank's products and services;
      * the Company's and the Bank's success in gaining regulatory approval of their products and services, when required;
      * the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
      *     the impact of technological changes;
      *     acquisitions;
      *     changes in consumer spending and saving habits; and
      * the Company's and the Bank's success at managing the risks involved in their business.

      This list of important factors is not exclusive. The Company or the Bank does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.


                                   PART I

ITEM 1.     BUSINESS

General

      Westborough Financial Services, Inc. is a Massachusetts-chartered stock holding company for The Westborough Bank, a Massachusetts-chartered stock savings bank that conducts business from its main office located in Westborough, Massachusetts. On February 15, 2000, the Bank reorganized into a "two-tiered" mutual holding company structure pursuant to a Plan of Reogranization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the "Reorganization"). In connection with the
Reorganization: (i) the Bank formed Westborough Bancorp, MHC (the "MHC"), a Massachusetts-chartered mutual holding company, which is the majority owner of the Company; (ii) the Bank converted from mutual to stock form, changing its name from "Westborough Savings Bank" to "The Westborough Bank" and issued 100% of its capital stock to the Company; and (iii) the Company issued shares of its common stock, $0.01 par value per share (the "Common Stock"), to the public at a price of $10.00 per share (the "Stock Offering"). The Company issued 1,581,374 shares of the Common Stock in the Stock Offering, of which 35% of these shares, or 553,481 shares, were sold to the public, including depositors of the Bank and the Company's Employee Stock Ownership Plan, and 65% of these shares, 1,027,893 shares, were issued to the MHC.

      The Company also invests in long and short-term investment grade marketable securities and other liquid investments. In the future, the Company will consider using some of the proceeds of the Stock Offering retained by it to expand its operations in its existing primary market and other nearby areas by acquiring other financial institutions which could be merged with the Bank or operated as separate subsidiaries. Presently, there are no agreements or understandings for expansion of the Company's operations. The Company's Common Stock is traded on the Over the Counter Bulletin Board under the symbol "WFSM." Unless otherwise disclosed, the information presented in this Annual Report on Form 10-KSB represents the activity of the Bank and its subsidiaries for the fiscal year ended September 30, 2000.

      At September 30, 2000, the Bank had total loans of $115.1 million, of which $100.2 million, or 87.1%, were residential first mortgage loans. Of the residential first mortgage loans outstanding at that date, 52.1% were adjustable-rate mortgage loans and 47.9% were fixed-rate loans. The Bank retains substantially all of the loans that it originates. The Bank also invests in mortgage-backed and investment securities, consisting primarily of U.S. government, government agency and corporate securities. The Bank's investment portfolio equaled $70.1 million, or 34.0% of its total assets at September 30, 2000.

Market Area

      The Bank is a community- and customer-oriented retail bank offering traditional deposit products, residential and commercial real estate mortgage loans and, to a lesser extent, consumer and commercial loans. The Bank operates five full service-banking offices located in the towns of Westborough, Northborough and Shrewsbury, Massachusetts. The Bank also operates a non-public, self-contained office at the "Willows," a retirement community located in Westborough. Together, these offices serve the Bank's "primary market area" consisting of Westborough, Northborough, Shrewsbury, Grafton, Southborough and Hopkinton, Massachusetts. The Bank's deposits are gathered from the general public in these towns and the surrounding communities. The Bank's lending activities are concentrated primarily in the towns where it has offices, as well as in the town of Grafton, Massachusetts. These towns are located in east central Massachusetts, near the central Route 495 belt.

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

      Among the largest industries in the Bank's market area are financial services, health services, high tech and utilities.

      Public transportation within the Bank's market area is expanding with the addition of two new mass transit stations. The Massachusetts Bay Transportation Authority recently completed construction of a station in Grafton and has plans to construct a station in Westborough. These stations will provide direct access to Worcester and Boston for residents in the Bank's market area. Since 1980, the Bank's primary market area has experienced increases in both population and households as individuals and families moved from urban areas surrounding Boston to more outlying areas with lower cost and newer housing stock.

      The Bank anticipates that its future growth opportunities will be influenced by the growth and stability of the statewide and regional economies, other demographic population trends and the competitive environment. The Bank believes that it has developed lending products and marketing strategies to address the diverse credit-related needs of the residents in its market area.

Business Strategy

      Historically, the Bank's primary management strategy has been to offer savings and certificate of deposit accounts and residential mortgage loans in the market area of Westborough, Massachusetts and surrounding communities. At September 30, 2000, 87.1% of the Bank's loan portfolio consisted of one- to four-family residential first mortgage loans, with relatively few commercial real estate or commercial loans in its portfolio. In recent years, the Bank has adopted a growth-oriented strategy that has focused on expanding its product lines and services, providing expanded delivery systems for its customers and extending its branch network. The Bank believes that this business strategy is best for its long-term success and viability, and complements its existing commitment to high quality customer service. In connection with the Bank's overall growth strategy, it seeks to:

      * continue to focus on expanding its residential lending and retail banking franchise, and increasing the number of households served within its market area;
      * expand its commercial banking products and services for small- and medium-sized businesses, as a means to increase the yield on its loan portfolio and to attract lower cost transaction deposit accounts;
      *     expand its branch network to increase its market share;
      * increase the use of alternative delivery channels, such as on-line and telephonic banking; and
      * offer a variety of uninsured products and services as a means to compete for an increased share of its customers' financial service business.

      In order to create a platform for the accomplishment of the Bank's goals, the Bank has begun to make significant investments in its physical infrastructure and human and technological resources. In particular, the Bank is expanding and renovating its main office. The cost to complete this expansion and renovation is approximately $1.9 million and is scheduled to be completed in April 2001. The Bank also has a deposit on land in Shrewsbury for the relocation of its current Maple Avenue branch in that town. No formal estimates or contracts have been entered into for this branch. Such investments have been and, in the future, will be necessary to ensure that adequate resources are in place to offer increased products and services. As a result, for a period of time, the Bank expects operating expenses to increase and net income to be adversely impacted. The Bank believes, however, that its long-term profitability should improve as it realizes the benefits of diversified product lines and market share growth.

Lending Activities

      General. The Bank originates loans through its offices located in Westborough, Massachusetts and the surrounding communities. The principal lending activities of the Bank are the origination and purchase of first mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties. To a lesser extent, the Bank also originates commercial real estate loans, consumer loans and commercial loans.

      The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and percentages at the dates indicated.

                                                                       At
                                                                  September 30,
                                   --------------------------------------------------------------------------
                                            2000                      1999                      1998
                                   ----------------------    ----------------------    ----------------------
                                               Percent Of                Percent Of                Percent Of
                                    Amount        Total       Amount        Total       Amount        Total
                                   --------    ----------    --------    ----------    --------    ----------
                                                             (Dollars in thousands)

Real estate loans:
  Fixed rate mortgage              $ 47,964      41.68%      $ 52,674      56.12%      $ 47,239      55.81%
  Variable rate mortgage             52,233      45.38         30,485      32.48         27,384      32.36
  Commercial                          6,309       5.48          3,198       3.41          2,743       3.24
  Home equity lines of credit         4,027       3.50          3,598       3.83          3,918       4.63
                                   -----------------------------------------------------------------------
      Total real estate loans       110,533      96.04         89,955      95.84         81,284      96.04
                                   -----------------------------------------------------------------------

Consumer loans:
  Personal                              911       0.79            571       0.61            858       1.01
  Deposit secured                       676       0.59            651       0.69            676       0.80
  Home improvement                      118       0.10            199       0.21            132       0.16
                                   -----------------------------------------------------------------------
      Total consumer loans            1,705       1.48          1,421       1.51          1,666       1.97
                                   -----------------------------------------------------------------------

Commercial loans:
  Commercial lines of credit          1,403       1.22          1,029       1.10            599       0.71
  Commercial installment              1,450       1.26          1,457       1.55          1,087       1.28
                                   -----------------------------------------------------------------------
      Total commercial loans          2,853       2.48          2,486       2.65          1,686       1.99
                                   -----------------------------------------------------------------------
Total loans                         115,091     100.00%        93,862     100.00%        84,636     100.00%
                                                ======                    ======                    ======
Adjusted by:
  Unadvanced loan funds                (543)                   (1,013)                   (1,570)
  Net deferred loan origination
   costs (fees)                         120                       122                       109
  Discount purchased loans             (235)                        0                         0
  Allowance for loan loss              (874)                     (879)                     (827)
                                   --------                  --------                  --------
  Net Loans                        $113,559                  $ 92,092                  $ 82,348
                                   ========                  ========                  ========

                                                          At
                                                     September 30,
                                   ------------------------------------------------
                                            1997                      1996
                                   ----------------------    ----------------------
                                               Percent Of                Percent Of
                                    Amount        Total       Amount        Total
                                   --------    ----------    --------    ----------

Real estate loans:
  Fixed rate mortgage              $ 29,450      40.64%      $ 27,599      41.35%
  Variable rate mortgage             33,812      46.66         30,674      45.96
  Commercial                          2,915       4.02          3,071       4.60
  Home equity lines of credit         3,859       5.33          3,221       4.83
                                   ---------------------------------------------
      Total real estate loans        70,036      96.65         64,565      96.74
                                   ---------------------------------------------

Consumer loans:
  Personal                            1,069       1.48            986       1.48
  Deposit secured                       557       0.77            724       1.08
  Home improvement                       73       0.10             83       0.12
                                   ---------------------------------------------
      Total consumer loans            1,699       2.35          1,793       2.68
                                   ---------------------------------------------

Commercial loans:
  Commercial lines of credit            293       0.40            227       0.34
  Commercial installment                437       0.60            160       0.24
                                   ---------------------------------------------
      Total commercial loans            730       1.00            387       0.58
                                   ---------------------------------------------
Total loans                          72,465     100.00%        66,745     100.00%
                                                ======                    ======

Adjusted by:
  Unadvanced loan funds              (1,177)                     (878)
  Net deferred loan origination
   costs (fees)                          78                        66
  Discount purchased loans                0                         0
  Allowance for loan loss              (786)                     (690)
                                   --------                  --------
  Net Loans                        $ 70,580                  $ 65,243
                                   ========                  ========

      Residential Mortgage Loans. The Bank's primary lending emphasis is the origination of first mortgage loans secured by one- to four-family properties that serve as the primary or secondary residence of the owner. As of September 30, 2000, loans on one- to four-family residential properties accounted for 87.1% of the Bank's total loan portfolio.

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

      The Bank currently offers loans that conform to underwriting standards specified by FannieMae ("conforming loans") and also originates non-conforming loans, as described below. These loans may be fixed-rate one- to four-family mortgage loans or adjustable-rate one- to four-family mortgage loans with maturities of between 5 and 30 years. The non-conforming loans generally follow FannieMae guidelines except that the loan amount exceeds FannieMae guidelines' maximum limit of $275,000. The average size of the Bank's first mortgage loans originated during the year ended September 30, 2000 and the year ended September 30, 1999 was $181,000 and $156,000, respectively. The average size of the Bank's first mortgage loans was $110,000 at September 30, 2000. The Bank is an approved seller/servicer for FannieMae. From time to time, the Bank has sold loans in the secondary market although such sales have been infrequent. The loans that the Bank sells are all fixed-rate mortgage loans with terms of 30 years. Such loans, however, continue to be serviced by the Bank.

      The Bank's originations of first mortgage loans amounted to $17.2 million in fiscal year 2000, $31.3 million in fiscal year 1999 and $32.3 million in fiscal year 1998. A significant number of the Bank's first mortgage loan originations have been the result of refinancing of its existing loans due to the relatively low interest rate levels over the past three years.

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

      The Bank currently offers a variety of ARM loans secured by one- to four-family residential properties that initially adjust after one year, three years, five years, seven years, or ten years. After the initial adjustment period, ARM loans adjust on an annual basis. The ARM loans that the Bank currently originates have a maximum 30 year amortization period and are subject to the same loan-to-value ratios applicable to fixed-rate mortgage loans described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the average yield on United States treasury securities and generally are subject to a maximum increase of 2% per adjustment period and a limitation on the aggregate adjustment of 6% over the life of the loan. The Bank originated $14.0 million and $11.1 million of one- to four-family ARM loans in the years ended September 30, 2000 and 1999, respectively. During the year ended September 30, 2000, the Bank also purchased $12.8 million residential adjustable-rate loans from a local bank. These loans are being serviced by the seller and are located within the Bank's market area. At September 30, 2000, 45.4% of the Bank's total loans consisted of ARM loans, up from 32.5% at September 30, 1999.

      The volume and types of ARM loans the Bank originates or purchases have been affected by the level of market interest rates, competition, consumer preferences and the availability of funds. Although the Bank will continue to offer ARM loans, it cannot guarantee that it will be able to originate or purchase a sufficient volume of ARM loans to increase or maintain the proportion that these loans bear to its total loans.

      The retention of ARM loans in the Bank's loan portfolio helps reduce its exposure to increases in interest rates. However, ARM loans can pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower may rise. This increases the potential for default.

      The Bank's home equity credit line loans, which totaled $4.0 million, or 3.5% of total loans at September 30, 2000, are fixed- and adjustable-rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences located in the Bank's market area. Interest rates on home equity credit lines are based upon the "prime rate" as published in the "Money Rates" section of the Wall Street Journal (the "index") with a minimum monthly principal payment of one-half of 1% of the outstanding principal balance of the loan. The maximum credit line available is equal to
(i) the lesser of $100,000 or 80% of the Bank's appraisal of the property, or (ii) 50% of the tax assessment on the property. In each case, these amounts are reduced by the first mortgage balance. Such loans also have a maximum term of 15 years. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, cannot exceed 80% of the appraised value of the property.

      In conjunction with the Bank's residential mortgage lending, the Bank offers construction loans to the future occupants of single family homes. At September 30, 2000, $1.5 million of the Bank's total loan portfolio consisted of gross residential construction loans. Unadvanced funds on these loans amounted to $0.5 million at September 30, 2000, resulting in a net balance of $1.0 million, or 0.9% of the Bank's total loan portfolio. These loans typically have a term of twelve months and are structured to become permanent loans upon the completion of construction. All such loans are secured by first liens on the property and are subject to a maximum loan-to-value ratio of 80%, which is based upon the anticipated value of the property. During the construction period, the interest rate for construction loans to individuals is 50 basis points below the index. Loans involving construction financing present a greater risk than loans for the purchase of existing homes since collateral values and construction costs can only be estimated at the time the loan is approved.

      Commercial Real Estate Loans. Origination of loans secured by commercial real estate is a growing area of lending for the Bank. At September 30, 2000, commercial real estate mortgage loans totaled $6.3 million, or 5.5% of total loans. These loans are generally secured by office buildings, condominiums, retail establishments and churches located within the Bank's market area.

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

      The Bank's real estate loan portfolio also includes construction loans to builders and developers of residential properties within the Bank's market area. At September 30, 2000, $1.1 million, or 1.0% of the Bank's total loan portfolio, consisted of gross commercial construction loans. Unadvanced funds on these loans amounted to approximately $23,000 at September 30, 2000.

      Construction loans typically are in amounts equal to 70% of the completed value. Construction loans generally have up to twelve months with a floating or fixed interest rate based upon the index. In addition to securing the loan with the property under construction, the Bank generally obtains personal guarantees from the borrower. The proceeds of such loans are disbursed after certification by in-house personnel that specified stages of construction have been completed.

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

      Consumer Loans. At September 30, 2000, $1.7 million, or 1.5 % of the Bank's total loans, consisted of consumer loans such as personal, deposit secured and fixed-rate home improvement loans. Consumer loans generally have shorter terms to maturity, which reduces the Bank's exposure to changes in interest rates. Consumer loans also carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, the Bank believes that offering consumer loan products helps to expand and create stronger ties to the Bank's existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

      The Bank's personal loans consist of unsecured loans to individuals and secured loans for the purchase of new and used automobiles. The Bank's unsecured loans have a maximum term of 48 months. The terms of the Bank's automobile loans generally are determined by the age and condition of the vehicle. At September 30, 2000, the Bank's personal loans totaled $0.9 million, or 0.8% of total loans.

      The Bank also makes loans secured by deposit accounts up to 90% of the amount of the depositor's savings account balance. The rate for such loans is 2.0% higher than the rate paid on regular savings accounts and 3.0% higher than the rate paid on term deposits. Deposit secured loans totaled $0.7 million, or 0.6% of total loans at September 30, 2000.

      The Bank offers fixed-rate home improvement loans in amounts equal to that available for home equity credit line loans as discussed above. These loans are secured by owner-occupied one- to four-family residences for terms of up to 10 years. At September 30, 2000, these loans totaled $0.1 million, or 0.1% of total loans. Interest rates on fixed-rate home improvement loans are periodically set by the Bank's Loan Committee, consisting of the Bank's President, Treasurer and Senior Loan Officer, after consultation with the Executive Committee and are based on market conditions. The underwriting terms and procedures applicable to these loans are substantially the same as for the Bank's home equity credit line loans.

      Commercial Loans. The Bank recently has made a commitment to small business lending by developing certain products and services for the small- and medium-sized businesses located in the Bank's market area. Such services are designed to give business owners borrowing opportunities for, among other things, modernization, inventory, equipment, consolidation and working capital. In addition, the Bank has tailored certain products and services, such as its business checking accounts and treasury and tax loan service, to better serve the needs of local businesses. The Bank also is an approved lender of the Small Business Administration. At September 30, 2000, $2.9 million, or 2.5%, of the Bank's total loans consisted of commercial loans. The Bank expects that commercial loans will comprise a growing portion of its total loan portfolio in the future.

      Commercial loans generally are limited to terms of five years or less. Substantially all commercial loans have variable interest rates tied to the prime rate. Whenever possible, the Bank collateralizes these loans with a lien on business assets and equipment and the personal guarantees of the borrower's principal officers (a lien may also be placed on one's primary residence).

      The Bank's commercial services are administered by the Bank's loan department. The Bank has an experienced commercial loan officer with considerable commercial lending expertise, including many years of banking experience in Massachusetts and personal ties to Westborough. The Bank also intends to add additional qualified employees as market conditions warrant.

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

      The following table sets forth information with respect to originations, sales of loans and principal payments for the periods indicated.

                                               For the Year Ended September 30,
                                               --------------------------------
                                                 2000        1999        1998
                                               --------    --------    --------
                                                        (In thousands)

Loans, net:
Balance outstanding at beginning of period     $ 92,092    $ 82,348    $ 70,580
Originations and Purchased Loans:
  Mortgage loans:
    Residential                                  17,194      31,280      32,346
    Commercial                                    4,453       1,583         476
    Home equity lines of credit                   2,611       3,198       3,397
                                               --------------------------------
      Total mortgage originations                24,258      36,061      36,219
  Commercial loans                                2,705       1,987       1,438
  Consumer loans                                  3,382       1,825       1,275
                                               --------------------------------
      Total originations                         30,345      39,873      38,932
                                               --------------------------------
  Purchased Loans                                12,791           0           0
                                               --------------------------------

Less:
  Principal repayments, unadvanced funds
   and other, net:                              (21,674)    (30,077)    (26,780)
  Sale of mortgage loans, principal balance           0           0        (269)
  Provision for loan losses                           0         (45)        (39)
  Net loan charge-offs (recoveries)                   5          (7)         (2)
  Transfers to foreclosed real estate                 0           0         (74)
                                               --------------------------------
      Total deductions                          (21,669)    (30,129)    (27,164)
                                               --------------------------------
  Net loan activity                              21,467       9,744      11,768
                                               --------------------------------
      Loans, net, end of period                $113,559    $ 92,092    $ 82,348
                                               ================================

                                               For the Year Ended September 30,
                                               --------------------------------
                                                    1997              1996
                                                  --------          --------
                                                        (In thousands)

Loans, net:
  Balance outstanding at beginning of period      $ 65,243          $ 57,779
Originations and Purchased Loans:
  Mortgage loans:
    Residential                                     25,928            19,630
    Commercial                                       3,217                 0
    Home equity lines of credit                      3,187             2,173
                                                  --------------------------
      Total mortgage originations                   32,332            21,803
  Commercial loans                                     865               334
  Consumer loans                                       904             1,820
                                                  --------------------------
      Total originations                            34,101            23,957
                                                  --------------------------
  Purchased Loans                                        0                 0
                                                  --------------------------

Less:
  Principal repayments, unadvanced funds
   and other, net:                                 (28,548)          (16,388)
  Sale of mortgage loans, principal balance           (120)                0
  Provision for loan losses (recoveries)               (96)             (105)
  Net loan charge-offs                                   0                 0
  Transfers to foreclosed real estate                    0                 0
                                                  --------------------------
      Total deductions                             (28,764)          (16,493)
                                                  --------------------------
  Net loan activity                                  5,337             7,464
                                                  --------------------------
      Loans, net, end of period                   $ 70,580          $ 65,243
                                                  ==========================

      The following table presents, as of September 30, 2000, the dollar amount of all loans due after September 30, 2001, and whether such loans have fixed or adjustable interest rates.

                                 Due After September 30, 2001
                               --------------------------------
                                Fixed     Adjustable     Total
                                -----     ----------     -----
                                        (In thousands)

Fixed rate mortgages           $47,401     $     0      $47,401
Variable rate mortgages              0      43,851       43,851
Commercial mortgage loans        2,862         570        3,432
Home equity lines of credit        207           0          207
Consumer loans                     860           0          860
Commercial loans                 1,154           0        1,154
                               --------------------------------
      Total loans              $52,484     $44,421      $96,905
                               ================================

      Loan Commitments. The Bank generally makes loan commitments to borrowers not exceeding 30 days. At September 30, 2000, the Bank had $3.5 million in loan commitments outstanding, primarily for the origination of one- to four-family residential real estate loans, commercial loans and commercial real estate loans. Unadvanced funds on home equity lines of credit and commercial lines of credit at September 30, 2000 represented $5.5 million and $0.6 million, respectively.

      Loan Solicitation. Loan originations are derived from a number of sources, including the Bank's existing customers, referrals, realtors, advertising and "walk-in" customers at the Bank's offices.

      Loan Administration. The Bank's lending policies provide that the Bank's Loan Committee has authority to approve one- to four-family mortgage loans in amounts up to $500,000. One- to four-family mortgage loans in excess of $500,000 require the approval of the Bank's Executive Committee. Commercial real estate loans in amounts up to $750,000 may be approved by the Loan Committee. All other commercial real estate loans must be approved by the Executive Committee. Commercial and consumer loans in amounts up to $150,000 may be approved by the Bank's President, Treasurer or Senior Loan Officers. Together, these individuals also may approve commercial and consumer loans in amounts up to $500,000.

      The following generally describes the Bank's current lending procedures. Upon receipt of a completed loan application from a prospective borrower, the Bank orders a credit report and verifies certain other information. If necessary, the Bank obtains additional financial or credit related information. The Bank requires an appraisal for all mortgage loans, except for some loans made to refinance existing mortgage loans. Appraisals are performed by a licensed or certified third-party appraisal firms and are reviewed by the Bank's lending department. The Bank requires title insurance on all mortgage loans, except for home equity credit lines and fixed-rate home improvement loans. For these loans, the Bank requires evidence of previous title insurance. The Bank requires borrowers to obtain hazard insurance and may require borrowers to obtain flood insurance prior to closing. For properties with a private sewage disposal system, the Bank also requires evidence of compliance with applicable law. Further, the Bank requires borrowers to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, flood insurance and private mortgage insurance premiums, if required.

      Interest rates charged by the Bank on all loans are primarily determined by competitive loan rates offered in its market area and interest rate costs of the source of funding for the loan. The Bank generally charges an origination fee on new mortgage loans. The origination fees, net of direct origination costs, are deferred and amortized into income over the life of the loan. At September 30, 2000, the amount of net deferred loan origination costs was $120,000.

      Loan Maturity and Repricing. The following table sets forth certain information as of September 30, 2000 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. This table does not include prepayments on scheduled principal amortizations.

                                                               At September 30, 2000
                             -----------------------------------------------------------------------------------------
                                                                          Home
                                             Variable     Commercial     Equity
                              Fixed Rate       Rate        Mortgage     Lines of    Consumer    Commercial      Total
                             Mortgages(1)    Mortgages       Loans       Credit      Loans         Loans        Loans
                             ------------    ---------    ----------    --------    --------    ----------      -----
                                                                   (In thousands)

Amounts due:
Within one year                 $    20       $ 8,382       $2,877       $3,820      $  845       $1,699      $ 17,643
After one year:
One to three years                  409        10,395          224          196         275        1,154        12,653
Over three to five years          1,393         8,929          180           11         535            0        11,048
Over five to ten years            6,529        18,040          939            0          50            0        25,558
Over ten to twenty years         38,954         6,487        2,089            0           0            0        47,530
Over twenty years                   116             0            0            0           0            0           116
                                --------------------------------------------------------------------------------------
    Total amount due            $47,421       $52,233       $6,309       $4,027      $1,705       $2,853       114,548
                                ========================================================================
Less:
Net deferred loan
 origination costs                                                                                                 120
Discount on Purchased
 Loans                                                                                                            (235)
Allowance for loan losses                                                                                         (874)
                                                                                                              --------
    Loans, net                                                                                                $113,559
                                                                                                              ========

--------------------
<F1>  Net of unadvanced loan funds

      Non-Performing Assets, Asset Classification and Allowances for Losses. Management and the Loan Committee perform a monthly review of all delinquent loans. One of the primary tools the Bank uses to manage and control problem loans is the Bank's "Watch List." This list identifies all of the loans or commitments that are considered to have characteristics that could result in loss to the Bank if not properly supervised. The list is managed by the Loan Committee which, together with the Executive Committee, meets periodically to discuss the status of the loans on the Watch List and to add or delete loans from the list. At September 30, 2000, the Bank had no loans more than 90 days past due and had $0.26 million and $0.41 million in assets classified as pass and substandard, respectively. No assets were classified as special mention, doubtful or loss.

      The Bank had no non-performing assets at September 30, 2000 and 1999.

      The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated. At September 30, 2000, 1999, 1998, 1997 and 1996 the Bank had no non-accrual loans.

                                                               At September 30,
                                              -------------------------------------------------
                                               2000       1999       1998       1997       1996
                                               ----       ----       ----       ----       ----
                                                            (Dollars in thousands)

Non-accrual first mortgage loans              $   0      $   0      $   0      $   0      $   0
Non-accrual consumer and other loans              0          0          0          0          0
Accruing loans delinquent 90 days or more         0          0         55          0          9
                                              -------------------------------------------------
Total non-performing and delinquent loans         0          0         55          0          9

Foreclosed real estate, net                       0          0         74         19        144
                                              -------------------------------------------------
Total non-performing assets and
 delinquent loans                             $   0      $   0      $ 129      $  19      $ 153
                                              =================================================
Non-performing and delinquent loans
 to total loans                                0.00%      0.00%      0.06%      0.00%      0.01%
Non-performing assets and delinquent
 loans to total assets                         0.00%      0.00%      0.08%      0.01%      0.11%

      At September 30, 2000, the Bank was aware of 6 loans in an aggregate amount of $0.67 million that are not currently classified as non-accrual or 90 days past due but which may be so classified in the near future because of concerns over the borrowers' ability to comply with repayment terms.

      Loans are placed on non-accrual status when they are 90 days past due or, in the opinion of management, the collection of principal and interest is doubtful. When the Bank designates loans as non-accrual loans, it reverses outstanding interest that it previously credited. The Bank may recognize income in the period that its collects it when the ultimate collectibility of principal is no longer in doubt. The Bank returns a non-accrual loan to accrual status when none of its principal or interest is due and unpaid or when it otherwise becomes well secured and in the process of collection.

      Impaired loans generally are individually assessed to determine whether a loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's cash flows. Groups of smaller balance loans, however, are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures. The Bank had no loans classified as impaired at September 30, 2000, 1999 and had $0.3 million at September 30, 1998, respectively. In addition at September 30, 2000, 1999 and 1998, the Bank had no loans classified as troubled debt restructurings, as defined in SFAS No. 15.

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

                                                                       At or for
                                                              the Year Ended September 30,
                                               ---------------------------------------------------------
                                               2000        1999          1998         1997          1996
                                               ----        ----          ----         ----          ----
                                                                 (Dollars in thousands)

Balance at beginning of period                $  879      $  827      $     786      $  690      $     585
Provision for loan losses                          0          45             39          96            105
Charge-offs:
  Mortgage loans                                   0           0              0           0              0
  Commercial loans                                 0           0              0           0              0
  Consumer loans                                  (6)         (6)             0          (2)            (8)
                                              ------------------------------------------------------------
      Total charge-offs                           (6)         (6)             0          (2)            (8)
Recoveries                                         1          13              2           2              8
                                              ------------------------------------------------------------
Balance at end of period                      $  874      $  879      $     827      $  786      $     690
                                              ============================================================
Net charge-offs/(recoveries)
 for the period                               $    5      $   (7)     $      (2)     $    0      $       0
Ratio of net charge-offs/(recoveries)
 to average loans outstanding during
 the period                                    0.005%     (0.008)%       (0.003)%     0.000%         0.000%

Allowance for loan losses as a
 Percent of total loans before the
 Allowance for loan losses                      0.76%       0.95%           .99%       1.10%          1.05%

Allowance for loan losses as a
 Percent of non-performing loans                   0%          0%      1,503.64%          0%      7,666.67%

      The allowance for loan losses is a valuation account that reflects the Bank's evaluation of the losses inherent in its loan portfolio. The Bank maintains the allowance through provisions for loan losses that it charges to income. The Bank charges losses on loans against the allowance for loan losses when it believes the collection of loan principal is unlikely.

      The Bank establishes the provision for loan losses after considering the results of its review of delinquency and charge-off trends, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth by type of loan, generally accepted accounting principles and regulatory guidance. The Bank has applied this process consistently, and the Bank has made minimal changes in the assumptions used.

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

      Although the Bank believes that it has established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment.

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

                                                                     At September 30,
                                    ---------------------------------------------------------------------------------
                                              2000                        1999                        1998
                                    ---------------------------------------------------------------------------------
                                             Percent of Loans            Percent of Loans            Percent of Loans
                                              in Category to              in Category to              in Category to
                                    Amount     Total Loans      Amount     Total Loans      Amount     Total Loans
                                    ---------------------------------------------------------------------------------
                                                                  (Dollars in thousands)

Real estate - mortgage:
  Residential(1)                     $347          90.56%        $279          92.43%        $309          92.80%
  Commercial                          212           5.48          176           3.41          184           3.24
Commercial                             70           2.48           60           2.65          103           1.99
Consumer                              163           1.48          149           1.51           24           1.97
Unallocated                            82              0         $215              0          207              0
                                     ---------------------------------------------------------------------------
Total allowance for loan losses      $874         100.00%        $879         100.00%        $827         100.00%
                                     ===========================================================================

                                                       At September 30,
                                    -----------------------------------------------------
                                              1997                        1996
                                    -----------------------------------------------------
                                             Percent of Loans            Percent of Loans
                                              in Category to              in Category to
                                    Amount     Total Loans      Amount     Total Loans
                                    -----------------------------------------------------
                                                    (Dollars in thousands)

Real estate - mortgage:
  Residential(1)                     $253          92.63%        $265          92.14%
  Commercial                          289           4.02          272           4.60
Commercial                             39           1.00            0           0.58
Consumer                               27           2.35           50           2.68
Unallocated                           178              0          103              0
                                     -----------------------------------------------
Total allowance for loan losses      $786         100.00%        $690         100.00%
                                     ===============================================

--------------------
<F1>  Includes home equity lines of credit and construction loans.

Investment Activities

      The Board of Directors reviews and approves the Bank's investment policy on an annual basis. The President and Treasurer, as authorized by the Board, implement this policy. Management reports securities transactions to the Board for review and approval on a monthly basis.

      The Bank's investment policy is designed primarily to manage the interest rate sensitivity of the Bank's assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement the Bank's lending activities and to provide and maintain liquidity within established guidelines. In establishing the Bank's investment strategies, the Bank considers its interest rate sensitivity, the types of securities to be held, liquidity and other factors. Massachusetts-chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate debt and equity securities, commercial paper and mutual funds.

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

      At September 30, 2000 and September 30, 1999, the Bank's liquidity ratio was 70.4% and 67.9%, respectively. For information regarding the carrying values, yields and maturities of the Bank's investment securities and mortgage-backed securities, see "Carrying Values, Yields and Maturities."

      At September 30, 2000, the Bank's U.S. Government and federal agency securities portfolio totaled $22.8 million. This portfolio consists primarily of securities with maturities of one to five years. Some of the Bank's agency debentures are callable and call provisions vary following a minimum holding period. The Bank generally does not purchase structured notes, and at September 30, 2000, there were no structured notes in the Bank's portfolio.

      At September 30, 2000, the Bank's portfolio of other debt obligations totaled $27.0 million. The Bank's policy generally requires that investment in corporate debt obligations be limited to corporate bonds with an "A" rating or better by at least one nationally recognized rating service at the time of purchase.

      The fair market value of the Bank's marketable equity securities portfolio totaled $8.8 million at September 30, 2000. These securities consisted of $5.8 million of common stock, $0.4 million of preferred stock and $2.6 million of rated trust preferred securities issued by financial service corporations. Under the Bank's investment policy, the aggregate amount of common stock that it may purchase may not exceed 13% of its total investment portfolio. The Bank's policy also has limitations against acquiring concentrations of such securities in any one issuer or industry. The Bank purchases marketable equity securities as growth investments that can provide the opportunity for capital appreciation that is taxed on a more favorable basis than operating income. There can be no assurance that investment in marketable equity securities will appreciate in value and, therefore, such investments involve higher risk than U.S. Government or federal agency securities. Aggregate purchases of marketable equity securities totaled $3.4 million, $8.2 million and $3.9 million for the years ended September 30, 2000, 1999 and 1998. At September 30, 2000, pre-tax net unrealized gains on marketable equity securities amounted to $140,000.

      Unless otherwise noted with respect to certain securities or required by regulators or accounting standards, the Bank classifies securities available for sale at the date of purchase. Available for sale securities are reported at fair market value. The Bank currently has no securities classified as trading. During fiscal year 2000, the Bank sold investment securities in the aggregate amount of $5.4 million.

      At September 30, 2000, the Bank's mortgage-backed securities, all of which were classified as available for sale, totaled $10.3 million, or 5.0% of total assets and had a weighted average yield of 6.39%. The Bank generally purchases mortgage-backed securities as a means to deploy excess liquidity at more favorable yields than other investment alternatives. In addition, mortgage-backed securities generate positive interest rate spreads with minimal administrative expense and lower the Bank's overall credit risk due to the fact that they are directly or indirectly insured or guaranteed. Purchases of mortgage-backed securities may decline in the future if the Bank experiences an increase in demand for one- to four-family mortgage loans. The Bank did not sell any of its mortgage-backed securities during fiscal year 2000.

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

      The following table presents activity in the Bank's investment securities portfolio (including Federal Home Loan Bank stock) for the periods indicated:

                                                For the Year Ended September 30,
                                                --------------------------------
                                                 2000         1999          1998
                                                 -------------------------------
                                                          (In thousands)

Beginning balance                              $64,457      $ 60,107      $ 61,654
  Purchases                                     19,101        26,868        20,880
  Maturities                                    (5,102)       (3,750)       (1,250)
  Sales and calls                               (5,446)      (11,491)      (17,886)
  Principal repayments                          (3,304)       (5,012)       (4,214)
  Premium and discount amortization, net            29           (79)          (88)
  Recognition of expired options                   425           352             0
  Change in net unrealized gains/(losses)           61        (2,538)        1,011
  Write-down                                      (102)            0             0
                                               -----------------------------------
Ending balance                                 $70,119      $ 64,457      $ 60,107
                                               ===================================

      The following table sets forth certain information regarding the amortized cost and fair value of the Bank's securities at the dates indicated.

                                                                  At September 30,
                                      ------------------------------------------------------------------------
                                              2000                      1999                      1998
                                      Amortized       Fair      Amortized       Fair      Amortized       Fair
                                         Cost        Value         Cost        Value         Cost        Value
                                      ------------------------------------------------------------------------
                                                                    (In thousands)

Debt securities:
  U. S. Government obligations         $10,574      $10,585      $12,084      $12,178      $13,091      $13,579
  Federal agency obligations            12,622       12,251       10,632       10,314        9,504        9,660
  Banking and finance obligations       10,982       10,930        6,501        6,433        5,534        5,624
  Other bonds and obligations           16,203       16,063       13,649       13,469       13,412       13,762
                                       ------------------------------------------------------------------------
  Total debt securities                 50,381       49,829       42,866       42,394       41,541       42,625
                                       ------------------------------------------------------------------------
Mortgage-backed and mortgage-
 related securities:
  FHLMC                                  1,427        1,555        1,189        1,195        2,079        2,139
  FNMA                                   4,633        4,505        5,597        5,506       44,021        4,063
  GNMA                                   2,273        2,138        2,719        2,714        4,185        4,192
  Other                                  2,089        2,058        2,608        2,538        1,190        1,219
                                       ------------------------------------------------------------------------
  Total mortgage-backed and
   mortgage-related securities          10,422       10,256       12,113       11,953       11,475       11,613
                                       ------------------------------------------------------------------------

Asset-backed securities                    314          311          630          626            0            0
Marketable equity securities             8,680        8,820        8,640        8,634        4,433        5,107
Federal Home Loan Bank stock               903          903          850          850          762          762
                                       ------------------------------------------------------------------------
    Total Securities                   $70,700      $70,119      $65,099      $64,457      $58,211      $60,107
                                       ========================================================================

      The following table sets forth the amortized cost and fair value of the Bank's mortgage-backed and mortgage-related securities, all of which were classified as available for sale at the dates indicated.

                                                                       At September 30,
                               ------------------------------------------------------------------------------------------------
                                            2000                             1999                             1998
                               ------------------------------------------------------------------------------------------------
                               Amortized   Percent of    Fair   Amortized   Percent of    Fair   Amortized   Percent of    Fair
                                  Cost      Total(1)    Value      Cost      Total(1)    Value      Cost      Total(1)    Value
                               ------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)

Mortgage-backed and mortgage-
 related securities:
  FHLMC                         $ 1,427      13.69%    $ 1,555   $ 1,189       9.81%    $ 1,195   $ 2,079      18.12%    $ 2,139
  FNMA                            4,633      44.45       4,505     5,597      46.21       5,506     4,021      35.04       4,063
  GN GNMA                         2,273      21.81       2,138     2,719      22.45       2,714     4,185      36.47       4,192
  Other                           2,089      20.05       2,058     2,608      21.53       2,538     1,190      10.37       1,219
                                ------------------------------------------------------------------------------------------------
      Total mortgage-backed
       and mortgage-related
       securities               $10,422     100.00%    $10,256   $12,113     100.00%    $11,953   $11,475     100.00%    $11,613
                                ================================================================================================

--------------------
<F1>  Based on amortized cost.

      Carrying Values, Yields and Maturities. The table below presents information regarding the carrying values, weighted average yields and contractual maturities of the Bank's investment securities and mortgage-backed securities at September 30, 2000. Mortgage-backed securities are presented by issuer. Yields on tax exempt obligations were not computed on a tax equivalent basis.


                                                                        At September 30, 2000
                                 --------------------------------------------------------------------------------------------------
                                                          More than          More than
                                                          One Year           Five Years          More than
                                  One Year or Less      to Five Years       to Ten Years         Ten Years            Total
                                 ------------------  ------------------  ------------------  ------------------  ------------------
                                           Weighted            Weighted            Weighted            Weighted            Weighted
                                 Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average
                                  Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                           (In thousands)

Debt securities:

U.S. Government obligations      $ 5,501    6.38%    $ 5,084    6.19%    $     0       0     $     0       0     $10,585    6.29%

Federal agency obligations             0       0       5,647    6.58       6,604    6.52%          0       0      12,251    6.55

Banking and finance obligations      748    6.30       8,956    6.99       1,226    7.14           0    6.33%     10,930    6.96

Other bonds and obligations        3,991    6.66       7,569    7.06       3,849    6.25         654    6.33      16,063    6.74
                                 -------             -------             -------             -------             -------


Total debt securities             10,240    6.48      27,256    6.78      11,679    6.49         654    6.33      49,829    6.64
                                 -------             -------             -------             -------             -------
Mortgage-backed and
 mortgage-related Securities:
  FHLMC                                0       0           0       0           0       0       1,555    6.33       1,555    6.33
  FNMA                                 0       0         330    6.65       1,182    6.58       2,993    6.27       4,505    6.38
  GNMA                                 0       0           0       0           0       0       2,138    5.98       2,138    5.98
  Other                                0       0           0       0           0       0       2,058    6.86       2,058    6.86
                                 -------             -------             -------             -------             -------
Total mortgage-backed and
 mortgage-related securities:          0       0         330    6.65       1,182    6.58       8,744    6.35      10,256    6.39
                                 -------             -------             -------             -------             -------
Asset-backed securities                0       0         311    5.47           0       0           0       0         311    5.47
Marketable equity securities       8,820    3.48           0       0           0       0           0       0       8,820    3.48
Federal Home Loan Bank stock         903    6.50           0       0           0       0           0       0         903    6.50
                                 -------             -------             -------             -------             -------

Total securities                 $19,963    5.16%    $27,897    6.76%    $12,861    6.50%    $ 9,398    6.35%    $70,119    6.20%
                                 =======    ====     =======    ====     =======    ====     =======    ====     =======    ====

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

      Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank currently offers regular savings deposits, NOW accounts, personal and business demand accounts, money market accounts and certificates of deposit. The Bank also offers Individual Retirement Accounts ("IRAs"), which at September 30, 2000 totaled $8.6 million.

      Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. The Bank's deposits are primarily obtained from areas surrounding its offices, and the Bank relies primarily on paying competitive rates, service and long-standing relationships with customers to attract and retain these deposits. The Bank also has developed deposit products to attract and retain individual and commercial depositors. One such product is a tiered-rate savings account in which deposits over certain amounts earn interest at higher rates. Other programs involve the introduction of commercial deposit products tailored to small- and medium-sized businesses, such as the Bank's business and commercial checking accounts. The Bank does not use brokers to obtain deposits.

      When the Bank determines its deposit rates, it considers local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as total savings accounts, NOW accounts, money market accounts and demand accounts) represented 66.0% of total deposits on September 30, 2000. At September 30, 2000, certificates of deposit with remaining terms to maturity of less than one year amounted to $44.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Analysis of Net Interest Income" for information relating to the average balances and costs of the Bank's deposit accounts for the years ended September 30, 2000 and 1999.

      The following table presents the Bank's deposit activity for the periods indicated.

                                           For the Year Ended September 30,
                                           --------------------------------
                                             2000        1999        1998
                                           --------    --------    --------
                                                (Dollars in thousands)

Beginning balance                          $150,111    $135,962    $125,170
  Net deposits                                8,164       9,428       6,321
  Interest credited on deposit accounts       5,130       4,721       4,471
                                           --------------------------------
Ending balance                             $163,405    $150,111    $135,962
                                           ================================
Total increase in deposit accounts         $ 13,294    $ 14,149    $ 10,792
Percentage increase                            8.86%      10.41%       8.62%

      At September 30, 2000, the Bank had $13.0 million in certificates of deposit with balances of $100,000 and over maturing as follows:

                                                              Weighted
                                                              Average
                                                Amount          Rate
                                                ------        --------
                                                (Dollars in thousands)

      Maturity Period:
        Three months or less                    $ 3,599         5.04%
        Over three months through six months      3,473         5.85
        Over six months through 12 months         3,558         5.73
        Over 12 months                            2,321         6.21
                                                -------
      Total                                     $12,951         5.66%
                                                =======

      The following table presents the distribution of the Bank's deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average interest rate on each category of deposits.

                                                                            At September 30,
                                      ---------------------------------------------------------------------------------------------
                                                   2000                            1999                            1998
                                      -----------------------------   -----------------------------   -----------------------------
                                                           Weighted                        Weighted                        Weighted
                                                 Percent   average               Percent   average               Percent   average
                                                 of total  nominal               of total  nominal               of total  nominal
                                      Amount     deposits   rate      Amount     deposits   rate      Amount     deposits   rate
                                      ------     --------  --------   ------     --------  --------   ------     --------  --------
                                                                          (Dollars in thousands)

Non-interest bearing accounts        $ 15,475      9.47%    0.00%    $ 11,236      7.48%    0.00%    $  8,592      6.32%    0.00%
NOW accounts                           15,281      9.35     0.50       13,132      8.75     0.50       15,221     11.19     0.50
Savings accounts:
  Regular                              32,339     19.79     2.40       29,985     19.98     2.53       28,239     20.77     2.60
  Tiered-rate                          38,808     23.75     4.52       37,167     24.76     3.85       29,733     21.87     4.33
                                     ------------------              ------------------              ------------------
    Total savings accounts             71,147     43.54     3.56       67,152     44.74     3.26       57,972     42.64     3.49
                                     ------------------              ------------------              ------------------
Money market deposit accounts           5,868      3.59     2.17        6,619      4.41     2.17        7,218      5.31     2.95
                                     ------------------              ------------------              ------------------
    Total non-certificate accounts    107,771     65.95     2.54       98,139     65.38     2.45       89,003     65.46     2.60
                                     ------------------              ------------------              ------------------
Certificates of deposit
  Due within 1 year                    44,049     26.96     5.47       42,905     28.58     4.89       37,005     27.22     5.06
  Over 1 year through 3 years          11,578      7.09     5.84        9,043      6.02     5.20        9,954      7.32     5.45
  Over 3 years                              7         0     4.91           24      0.02     4.88            0         0        0
                                     ------------------              ------------------              ------------------
    Total certificate accounts         55,634     34.05     5.55       51,972     34.62     4.94       46,959     34.54     5.14
                                     ------------------              ------------------              ------------------
    Total deposits                   $163,405    100.00%    3.56%    $150,111    100.00%    3.31%    $135,962    100.00%    3.48%
                                     ==================              ==================              ==================

      Borrowings. The Bank borrows funds from the Federal Home Loan Bank of Boston for use in connection with its management of the interest rate sensitivity of its assets and liabilities, as well as for other general purposes. These advances are collateralized by certain of the Bank's mortgage loans and by its investment in the stock of the Federal Home Loan Bank. The maximum amount that the Federal Home Loan Bank will advance to its members, including the Bank, fluctuates from time to time in accordance with the Federal Home Loan Bank's policies. At September 30, 2000, the Bank had $16.5 million in outstanding advances from the Federal Home Loan Bank and had the capacity to increase that amount to $ 80.3 million based on the Bank's available qualified collateral. The Bank expects to continue to borrow from the Federal Home Loan Bank of Boston.

      The following table presents certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated.

                                                                At or for the
                                                          Year Ended September 30,
                                                      -------------------------------
                                                       2000         1999        1998
                                                       ----         ----        ----
                                                           (Dollars in thousands)

Federal Home Loan Bank advances:
  Average balance outstanding                         $ 5,335      $3,198      $   33
  Maximum amount outstanding at any
   month-end during the period                        $16,500      $4,000      $2,000
  Balance outstanding at end of period                $16,500      $4,000      $2,000
  Weighted average interest rate
   during the period                                     5.60%       5.22%       6.06%
  Weighted average interest rate at
   end of period                                         6.44%       5.09%       5.29%

Selected Financial Ratios and Other Data

      The following information in the table are selected financial ratios and other data for the Company for the periods indicated:

                                                                At or for the
                                                          Year Ended September 30,
                                                       ------------------------------
                                                        2000        1999        1998
                                                        ----        ----        ----

Selected Financial Ratios and Other
 Data(1) Performance Ratios:
  Return on average assets                               0.68%       0.89%       0.88%
  Return on average equity                               5.70%       7.56%       7.25%
  Average equity to average assets                      11.88%      11.73%      12.16%
  Equity to total assets at end of period               12.00%      11.04%      12.22%
  Average interest rate spread                           3.19%       3.01%       3.20%
  Net interest margin(2)                                 3.73%       3.54%       3.76%
  Average interest-earning assets to average
   interest-bearing liabilities                        116.88%     117.12%     117.84%
  Total operating expense to average assets              3.16%       2.81%       2.46%
  Efficiency ratio(3)                                   77.11%      67.81%      63.50%

Regulatory Capital Ratios (4)
  Regulatory tier 1 leverage capital                    12.82%      11.40%      12.00%
  Tier 1 risk-based capital                             20.99%      20.24%      21.80%
  Total risk-based capital                              21.73%      21.15%      22.70%

Asset Quality Ratios:
  Non-performing loans as a percent of loans                0           0           0
  Non-performing assets as a percent of total assets        0           0        0.05%
  Allowance for loan losses as a percent of total
   loans before the allowance for loan losses            0.76%       0.95%       0.99%

Number of:
  Full-service offices(5)                                   5           5           4
  Full-time equivalent employees                           69          60          53

--------------------
<F1>  Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.
<F2>  Net interest margin represents net interest income as a percentage of average interest-earning assets.
<F3>  The efficiency ratio represents the ratio of operating expenses divided by the sum of net interest income and other income.
<F4>  Ratios are based on consolidation.
<F5>  The number of full-service offices shown does not include the Bank's branch at the Willows or the Operations Center.

Competition

      The Bank faces intense competition both in making loans and attracting deposits. Central Massachusetts has a high concentration of financial institutions, many of which are branches of large money center and regional banks that have resulted from the consolidation of the banking industry in Massachusetts and surrounding states. Some of these competitors have greater resources than the Bank does and may offer services that the Bank does not provide.

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

Employees

      At September 30, 2000, the Bank had 55 full-time and 26 part-time employees. None of the Bank's employees is represented by a collective bargaining agreement. Management of the Bank believes that it enjoys excellent relations with its personnel.

Subsidiary Activities

      Eli Whitney Security Corporation. Eli Whitney Security Corporation is a wholly-owned subsidiary of the Bank. Eli Whitney was established in 1995 as a Massachusetts security corporation for the purpose of buying, selling and holding investment securities on its own behalf and not as a broker. The income earned on Eli Whitney's investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained by the Bank. At September 30, 2000, Eli Whitney had total assets of $13.0 million, virtually all of which were in investment securities.

      One Hundredth Security Corporation. One Hundredth Security Corporation is a wholly-owned subsidiary of the Bank established in 1993. One Hundredth is also a Massachusetts security corporation that was formed for the purpose of buying, selling and holding investment securities on its own behalf and not as a broker. The income earned on One Hundredth investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained by the Bank. At September 30, 2000, One Hundredth had total assets of $20.9 million, virtually all of which were in investment securities.

      The Hundredth Corporation. The Hundredth Corporation is a wholly-owned subsidiary of the Bank. The Hundredth Corporation was established in 1991 for the investment in real or personal property. At September 30, 2000, The Hundredth Corporation had total assets of $70,301.

                         FEDERAL AND STATE TAXATION

Federal Taxation

      General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank, the MHC or the Company. For federal income tax purposes, the Bank reports income on the basis of a taxable year ending September 30, using the accrual method of accounting, and the Bank is generally subject to federal income taxation in the same manner as other corporations. The Bank and the Company constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis. Because the MHC owns less than 80% of the common stock of the Company, it is not a member of such affiliated group and reports its income on a separate return. The Bank is not currently under audit by the Internal Revenue Service ("IRS"), but its September 30, 1994 return was audited in 1996.

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

      Distributions. To the extent that the Bank makes "non-dividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's "Base year reserve," i.e., its reserve as of April 30, 1988 to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in the Bank's income.

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

      Elimination of Dividends; Dividends Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. Because the MHC is not be a member of such affiliated group, it does not qualify for such 100% dividends exclusion, but is entitled to deduct 80% of the dividends it receives from the Company so long as it owns more than 20% of the Company's common stock.

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

      The Company is required to file a Massachusetts income tax return and is generally subject to a state income tax rate that is the same tax rate as the tax rate for savings institutions in Massachusetts. However, if the Company meets certain requirements, it may be eligible to elect to be taxed as a Massachusetts Security Corporation, which would allow the Company to be taxed at a rate that is currently lower than income tax rates for savings institutions in Massachusetts.

                                 REGULATION

General

      The Bank is a Massachusetts-chartered savings bank, and its deposit accounts are insured up to applicable limits by the BIF of the FDIC and by the Depositors Insurance Fund. The Bank is subject to extensive regulation, examination and supervision by the Commonwealth of Massachusetts Division of Banks (the "Division") as its primary corporate regulator, and by the FDIC as the deposit insurer. The Bank must file reports with the Division and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Division and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

      The MHC and the Company, as bank holding companies controlling the Bank are subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the rules and regulations of the Federal Reserve Board (the "FRB") under the BHCA and to the provisions of the Massachusetts General Laws applicable to savings banks and other depository institutions and their holding companies (the "Massachusetts banking laws") and the regulations of the Division under the Massachusetts banking laws applicable to bank holding companies. The MHC and the Company are required to file reports with, and otherwise comply with the rules and regulations of the FRB and the Division. The Company is required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

      Any change in such laws and regulations, whether by the Division, the FDIC, or the FRB, or through legislation, could have a material adverse impact on the MHC, the Company and the Bank, and their operations and stockholders.

      Certain of the laws and regulations applicable to the MHC, the Company and the Bank are summarized below or elsewhere in this document. These summaries do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.

Financial Services Modernization Legislation

      On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "GLB Act"). This federal legislation was intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

      * repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

      * provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

      * broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

      * provides an enhanced framework for protecting the privacy of consumer information;

      * adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system;

      * modifies the laws governing the implementation of the Community Reinvestment Act and

      * addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

      Bank holding companies who have elected to be regulated as a financial holding company are now permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially-related activities. During 2000, the MHC and the Company elected to be regulated as financial holding companies.

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

      A savings bank may also invest pursuant to a "leeway" power that permits investments not otherwise permitted by the Massachusetts banking laws. "Leeway" investments must comply with a number of limitations on the individual and aggregate amounts of "leeway" investments. A savings bank may also exercise trust powers upon approval of the Division. Massachusetts savings banks may also exercise any power and engage in any activity permissible for national banks in accordance with regulations adopted by the Division with respect to such power or activity . The exercise of these lending, investment and activity powers are limited by federal law and the related regulations. See "-Federal Banking Regulation -- Activity Restrictions on State-Chartered Banks" below.

      Community Reinvestment Act. The Bank is also subject to provisions of the Massachusetts banking laws that, like the provisions of the federal Community Reinvestment Act ("CRA"), impose continuing and affirmative obligations upon a banking institution organized in Massachusetts to serve the credit needs of its local communities ("Massachusetts CRA"). The obligations of the Massachusetts CRA are similar to those imposed by the CRA, with the exception of the assigned exam ratings. Massachusetts banking law provides for an additional exam rating of "high satisfactory" in addition to the federal CRA ratings of "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." The Division has adopted regulations to implement the Massachusetts CRA that are based on the CRA. See "Federal Banking Regulation -- Community Reinvestment Act." The Division is required to consider a bank's Massachusetts CRA rating when reviewing the bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Massachusetts CRA requires the Division to assess a bank's compliance with the Massachusetts CRA and to make such assessment available to the public. The Bank's most recent Massachusetts CRA rating, received by letter, dated March 22, 1999, from the Division was a rating of "Satisfactory."

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

      Loans to a Bank's Insiders. Provisions of the Massachusetts banking laws prohibit a savings bank from making a loan or otherwise extending credit to any of its officers and directors or trustees and prohibits any such officer, director or trustee from borrowing, otherwise becoming indebted, or becoming liable for a loan or other extension of credit by such bank to any other person except for any of the following loans after approval by a majority of the all of the members of the Bank's Executive Committee, excluding any member involved in such loan or extension of credit: (a) loan or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $20,000; (b) loan or extension of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $75,000; (c) loan or extension of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $275,000; or (d) loan or extension of credit to a director or trustee of the bank who is not also an officer of the bank in an amount permissible under the bank's loan-to-one borrower limit. See "Massachusetts Banking Regulation - Loans-to-One Borrower Limitations" above. No such loan may be granted with an interest rate or on other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.

      Dividends. Under the Massachusetts banking laws, a stock savings bank may, subject to several limitations, declare and pay a dividend on its capital stock, which is the bank's common stock and any preferred stock, out of the bank's net profits. A dividend may not be declared, credited or paid by a stock savings bank so long as there is any impairment of capital stock. No dividend may be declared on the bank's common stock for any period other than for which dividends are declared upon preferred stock, except as authorized by the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner"). The approval of the Commissioner is also required for a stock savings bank to declare a dividend, if the total of all dividends declared by the savings bank in any calendar year shall exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.

      In addition, Federal law may also limit the amount of dividends that may be paid by the Bank. See " - Federal Banking Regulation - Prompt Corrective Action" below.

      Examination and Enforcement. The Division is required to periodically examine savings banks at least once every calendar year or at least once each 18 month period if the savings bank qualifies as well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Act. See " - Federal Banking Regulation - Prompt Corrective Action" below. The Division may also examine a savings bank whenever the Division deems an examination expedient. If the Division finds, after an inquiry, that any trustee, director or officer of a savings bank has, among other things, violated any law related to such bank or has conducted the business of such bank in an unsafe or unsound manner, the Division may take various actions that could result in the suspension or removal of such person as an officer, director or trustee of the savings bank. If the Division determines that, among other things, a savings bank has violated its charter or any Massachusetts law or is conducting its business in an unsafe or unsound manner or is in an unsafe or unsound condition to transact its banking business, the Division may take possession of the property and business of the savings bank and may, if the facts warrant, initiate the liquidation of the bank.

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

      The FDIC regulations also require that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

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

      The following table shows the Bank's leverage ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at September 30, 2000:

                                                    As of September 30, 2000
                                      ------------------------------------------------------
                                      Regulatory                   Regulatory
                                       Capital      Percent of       Capital      Percent of
                                        Amount      Assets(1)     Requirements      Assets
                                      ----------    ----------    ------------    ----------
                                                       (Dollars in thousands)

Tier 1 leverage capital                 $20,931       10.82%         $7,735          4.00%
Tier 1 risk-based capital               $20,931       17.53%         $4,777          4.00%
Total risk-based capital                $21,805       18.26%         $9,554          8.00%

--------------------
<F1>  For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total average assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

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

      Section 24 provides an exception for investments by a bank in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies if: (a) the bank held such types of investments during the 14-month period from September 30, 1990 through November 26, 1991; (b) the state in which the bank is chartered permitted such investments as of September 30, 1991; and (c) the bank notifies the FDIC and obtains approval from the FDIC to make or retain such investments. Upon receiving such FDIC approval, an institution's investment in such equity securities will be subject to an aggregate limit up to the amount of its Tier 1 capital. The Bank received approval from the FDIC to retain and acquire such equity investments subject to a maximum permissible investment equal to the lesser of 100% of the Bank's Tier 1 capital or the maximum permissible amount specified by the Massachusetts banking laws. Section 24 also provides an exception for majority owned subsidiaries of a bank, but
Section 24 limits the activities of such subsidiaries are limited to those permissible for a national bank, permissible under Section 24 of the FDIA and the FDIC regulations issued pursuant thereto, or as approved by the FDIC.

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

      Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), the assessment base for the payments on the bonds (the "FICO bonds") issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as the Bank. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits will be one-fifth of the rate imposed on deposits insured by the Savings Association Insurance Fund (the "SAIF"). The annual rate of assessments for the payments on the FICO bonds for the fourth quarter of 1999 was 0.0202% for BIF-assessable deposits.

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

      Transactions with Affiliates of the Bank. Transactions between an insured bank, such as the Bank, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B. Sections 23A and 23B (1) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and surplus, and limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (2) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate.

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

      The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:

      * for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral;

      * for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%;

      * for loans for the construction of commercial, multi-family or other non-residential property, the supervisory limit is 80%;

      * for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and

      * for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non-owner occupied, one- to four-family property), the limit is 85%.

Although no supervisory loan-to-value limit has been established for owner-occupied, one- to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

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

      Among other things, the current CRA regulations replace the prior process-based assessment factors with a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests: (1) a lending test, to evaluate the institution's record of making loans in its service areas; (2) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and
(3) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

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

      Safety and Soundness Standards. Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

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

      Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The FDIC's regulations defines the five capital categories as follows. Generally, an institution will be treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier 1 capital to risk-weighted assets is at least 6%, its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level. An institution will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier 1 capital to risk-weighted assets is at least 4%, and its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well-capitalized institution. An institution that has total risk-based capital of less than 8%, Tier 1 risk-based-capital of less than 4% or a leverage ratio that is less than 4% (or less than 3% if the institution is rated a composite "1" under the Uniform Financial Institutions Rating System) would be considered to be "undercapitalized." An institution that has total risk-based capital of less than 6%, Tier 1 capital of less than 3% or a leverage ratio that is less than 3% would be considered to be "significantly undercapitalized," and an institution that has a tangible capital to assets ratio equal to or less than 2% would be deemed to be "critically undercapitalized."

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

      Loans to a Bank's Insiders. A bank's loans to its executive officers, directors, any owner of 10% or more of its stock (each, an "insider") and any of certain entities affiliated to any such person (an insider's related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB's Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider's related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to the Bank's loans. See "Massachusetts Banking Regulation - Loans-to-One Borrower Limitations." All loans by a bank to all insiders and insiders' related interests in the aggregate may not exceed the bank's unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer's children and certain loans secured by the officer's residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank's capital and unimpaired surplus. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the Board of Directors of the bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider's related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank's unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

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

Holding Company Regulation

      Federal Regulation. The MHC and the Company are governed as bank holding companies under the BHCA. Bank holding companies are subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of September 30, 2000, the Company's total capital and Tier 1 capital ratios for the MHC and the Company exceed these minimum capital requirements.

      Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions of FDICIA, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. See "?- Federal Banking Regulation - Prompt Corrective Action" above. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.

      As bank holding companies, the MHC and the Company are required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval are required for the MHC or the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

      A bank holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the FRB, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the FRB, and that is not the subject of any unresolved supervisory issues.

      In addition, a bank holding company that has elected to be regulated as a financial holding company under the GLB Act, such as the Company and the MHC, may generally engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. In order to have qualified to be a financial holding company, each of the bank holding companies' depository institution subsidiaries must have been "well capitalized," "well managed," have at least a "satisfactory" CRA rating at its most recent examination and have filed a certification with the FRB that it elects to become a financial holding company.

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

Acquisition of the Company

      Under federal law, no person may acquire control of the Company or the Bank without first obtaining, as summarized below, approval of such acquisition of control by the FRB.

      Federal Restrictions. Under the federal Change in Bank Control Act, any person (including a company), or group acting in concert, seeking to acquire 10% or more of the outstanding shares of the Company's common stock will be required to submit prior notice to the FRB, unless the FRB has found that the acquisition of such shares will not result in a change in control of Westborough Financial Services. Under the BHCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control," within the meaning of the BHCA, of the Company. The term "control" is defined generally under the BHCA to mean the ownership or power to vote 25% more of any class of voting securities of an institution or the ability to control in any manner the election of a majority of the institution's directors.

      Massachusetts Restrictions. Under the Massachusetts banking laws, the prior approval of the Division is required before any person may acquire a Massachusetts bank holding company, such as the Company. For this purpose, the term "person" is defined broadly to mean a natural person or a corporation, company, partnership, or other forms of organized entities. The term "acquire" is defined differently for an existing bank holding company and for other companies or persons. A bank holding company will be treated as "acquiring" a Massachusetts bank holding company if the bank holding company acquires more than 5% of any class of the voting shares of the bank holding company. Any other person will be treated as "acquiring" a Massachusetts bank holding company if it acquires ownership or control of more than 25% of any class of the voting shares of the bank holding company.

Dividend Waivers by the MHC

      Any dividend declared by the Company that is waived by the MHC will be subject to the following general restrictions:

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

      Federal Restrictions. The FRB may require that the MHC obtain the prior approval of the FRB before the MHC may waive any dividends from the Company. Generally, any dividends waived by the MHC will not be available for payment to its public stockholders of the Company (i.e., stockholders except for the MHC) or maybe excluded from the Company's capital for purposes of calculating dividends payable to the public stockholders. Moreover, the Company is required to maintain the cumulative amount of dividends waived by the MHC in a restricted capital account that would be added to the liquidation account established in the reorganization. This amount is not available for distribution to public stockholders. The restricted capital account and liquidation account amounts would not be reflected in the Company's financial statements, but would be considered as a notational or memorandum account of the Company. These accounts would be maintained in accordance with the laws, rules, regulations and policies of the Division and the plan of reorganization. In addition, if the MHC converted to stock form in the future, (commonly referred to as a second-step conversion), any waived dividends would reduce the percentage of the converted company's shares of common stock issued to public stockholders in connection with any such transaction.

      The MHC has not waived dividends declared by the Company. If the MHC decides that it is in its best interest to waive a particular dividend to be paid by the Company and the FRB approves such waiver, then the Company will pay such dividend only to its public stockholders. The amount of the dividend waived by the MHC would be treated in the manner described above. The MHC's decision as to whether or not to waive a particular dividend will depend on a number of factors, including the MHC's capital needs, the investment alternatives available to the MHC as compared to those available to the Company, and the possibility of regulatory approvals. The Company cannot guarantee: (1) the MHC will waive dividends paid by the Company; (2) that if the application is made to waive a dividend, that the FRB will approve such dividend waiver request; or (3) what conditions might be imposed by the Federal Reserve Board on any dividend waiver.

Federal Securities Laws

      The Company's common stock issued in the offering was registered with the SEC under the Exchange Act. The Company is therefore subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

ITEM 2.     DESCRIPTION OF PROPERTY

      The Bank currently conducts its business through its executive and administrative offices and its six retail banking offices, five of which are full service branches. As of September 30, 2000, the properties and leasehold improvements owned by us had an aggregate net book value of $1.8 million.

                                    Original Date                           Deposits
                        Leased or     Leased or     Date of Lease at     September 30,
Location                  Owned       Acquired         Expiration             2000
--------                ---------   -------------   ----------------     -------------
                                                                         (In thousands)

Main Office:
  100 E. Main Street      Owned        06/10/75        N/A                  $61,965
  Westborough, MA

Branch Offices:
  33 W. Main Street       Owned        05/01/54        N/A                  $32,903
  Westborough, MA

  53 W. Main Street       Owned        07/01/81        N/A                  $43,964
  Northborough, MA

  19 Maple Avenue         Leased      12/01/95         11/30/00             $15,714
  Shrewsbury, MA

  Shaw's Supermarket      Leased      05/01/99         04/30/04             $ 2,823
  Shrewsbury, MA

Other Offices:
  The Willows(1)          Leased      08/01/87         Tenant at Will       $ 6,036
  One Lyman Street
  Westborough, MA

  Operations Center       Leased      01/01/98         Tenant at Will             0
  176 E. Main Street
  Westborough, MA

--------------------
<F1>  This office provides limited retail banking services to the residents of the Willows. It is not open to the general public and maintains restricted operating hours.

ITEM 3.     LEGAL PROCEEDINGS

      Although the Bank and the Company, from time to time, are involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Bank or the Company, its directors or its officers is a party or to which any of its property is subject as of the date of this Form 10-KSB.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                   PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

      Information relating to the market for the Company's common equity, related stockholder matters and payment of dividends by the Company appears in the Annual Report to Shareholders, which is attached to this Form 10-KSB as Exhibit 13, and is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain of the above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Annual Report to Shareholders, which is attached to this Form 10-KSB as
Exhibit 13, and is incorporated herein by reference.

ITEM 7.     FINANCIAL STATEMENTS

      The following information appearing in the Company's 2000 Annual Report to Shareholders, which is attached to this Form 10-KSB as Exhibit 13, is incorporated herein by reference.

      Annual Report Section                         Pages in Annual Report
      ---------------------                         ----------------------
      Report of Independent Auditors                         F-1

      Consolidated Balance Sheets as of                      F-2
      September 30, 2000 and 1999

      Consolidated Statements of Income for the
      Years Ended September 30, 2000, 1999 and 1998          F-3

      Consolidated Statements of Changes in
      Stockholders' Equity for the Years Ended
      September 30, 2000, 1999 and 1998                      F-4

      Consolidated Statements of Cash Flows for the
      Years Ended September 30, 2000, 1999 and 1998          F-5

      Notes to the Consolidated Financial Statements         F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  PART III

ITEM 9.     DIRECTORS AND PRINCIPAL OFFICERS OF THE BANK AND THE COMPANY

      The information relating to directors and executive officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2001, a copy of which will be filed not later than 120 days after the close of fiscal year.

ITEM 10.    EXECUTIVE COMPENSATION

      The information relating to executive compensation is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2001, a copy of which will be filed not later than 120 days after the close of fiscal year.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information relating security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2001, a copy of which will be filed not later than 120 days after the close of fiscal year.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information relating to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2001, a copy of which will be filed not later than 120 days after the close of fiscal year.

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

      13       Annual Report to Shareholders

      21.1     Subsidiaries of the Registrant*

      27.1     Financial Data Schedule (only filed in electronic format)

[FN]
--------------------
* Incorporated herein by reference Registration Statement on Form SB-2 (Registration No. 333-80075), as filed with the Securities and Exchange Commission on June 4, 1999, as amended.

      (b)   Reports on Form 8-K.

None.


                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Westborough Financial Services, Inc.


                             By: /s/ Joseph F. MacDonough
                                 ------------------------------------
                                 President and Chief Executive Officer
                                 (Duly Authorized Representative)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                         Title                     Date
             ----                         -----                     ----

/s/ Walter A. Kinell, Jr.       Chairman of the Board        December 27, 2000
-----------------------------   of Directors
Walter A. Kinell, Jr.

/s/ Joseph F. MacDonough        President, Chief Executive   December 27, 2000
-----------------------------   Officer and Director
Joseph F. MacDonough            (Principal Executive and
                                Operating Officer)

/s/ Nelson P. Ball              Director                     December 27, 2000
-----------------------------
Nelson P. Ball

/s/ Edward S. Bilzerian         Director                     December 27, 2000
-----------------------------
Edward S. Bilzerian

/s/ David E. Carlstrom          Director                     December 27, 2000
-----------------------------
David E. Carlstrom

/s/ John L. Casagrande          Senior Vice President,       December 27, 2000
-----------------------------   Treasurer and Director
John L. Casagrande              (Principal Financial and
                                Accounting Officer)

/s/ William W. Cotting, Jr.     Director                     December 27, 2000
-----------------------------
William W. Cotting, Jr.

/s/Robert G. Daniel             Director                     December 27, 2000
-----------------------------
Robert G. Daniel

/s/ Earl W. Hutt                Director                     December 27, 2000
-----------------------------
Earl W. Hutt


/s/ Robert A. Klugman           Director                     December 27, 2000
-----------------------------
Robert A. Klugman

/s/ Roger B. Leland             Director                     December 27, 2000
-----------------------------
Roger B. Leland

/s/ Paul F. McGrath             Director                     December 27, 2000
-----------------------------
Paul F. McGrath

/s/ Charlotte C. Spinney        Director                     December 27, 2000
-----------------------------
Charlotte C. Spinney

/s/ Phyllis A. Stone            Director                     December 27, 2000
-----------------------------
Phyllis A. Stone

/s/ James E. Tashjian           Director                     December 27, 2000
-----------------------------
James E. Tashjian

/s/ Daniel G. Tear              Director                     December 27, 2000
-----------------------------
Daniel G. Tear