Form 10QSB
period 2000-12-31
WESTBOROUGH FINANCIAL SERVICES INC
filed 2001-02-12
CIK 1087843

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----
                  SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended December 31, 2000

OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----              SECURITIES EXCHANGE ACT OF 1934

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

YES    [X]    NO    [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                Outstanding as of January 25, 2001
            -----                ----------------------------------
Common Stock, par value $0.01                1,581,374

Transitional Small Business Disclosure Format (check one):

YES    [ ]    NO    [X]

Forward Looking Statements

      Westborough Financial Services, Inc. (the "Company") and The Westborough Bank (the "Bank") may from time to time make written or oral "forward-looking statements." These forward-looking statements may be contained in this Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission (the "SEC"), other filings with the SEC, and in other communications by the Company and the Bank, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.

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


                    WESTBOROUGH FINANCIAL SERVICES, INC.

                               AND SUBSIDIARY


INDEX

PART I.    FINANCIAL INFORMATION                                            Page
           ---------------------


Item 1.    Financial Statements

           Consolidated Balance Sheets                                       1
           December 31, 2000 and September 30, 2000 (unaudited)

           Consolidated Statements of Income                                 2
           For Three Months Ended December 31, 2000 and 1999 (unaudited)

           Consolidated Statements of Changes in Stockholders' Equity        3
           For Three Months Ended December 31, 2000 and 1999 (unaudited)

           Consolidated Statement of Cash Flows                              4
           For Three Months Ended December 31, 2000 and 1999 (unaudited)

           Notes to Unaudited Consolidated Financial Statements              5

Item 2.    Management's Discussion and Analysis.                             6

PART II.   OTHER INFORMATION                                                11

Item 1.    Legal Proceedings.                                               11

Item 2.    Changes in Securities and Use of Proceeds.                       11

Item 3.    Defaults upon Senior Securities.                                 11

Item 4.    Submission of Matters to a Vote of Security Holders.             11

Item 5.    Other Information.                                               12

Item 6.    Exhibits and Reports on Form 8-K.                                12

           SIGNATURES                                                       13


PART I.  -  FINANCIAL INFORMATION

Item 1.  -  Financial Statements

             Westborough Financial Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                           (Dollars in thousands)


                                                              December 31,    September 30,
                                                                  2000           2000
                                                              ------------    -------------
                                                                       (Unaudited)

Assets
  Cash and due from banks                                        $  7,276       $  4,599
  Federal funds sold                                                5,838          7,510
  Short-term investments                                            2,408          2,351
                                                                 -----------------------


      Total cash and cash equivalents                              15,522         14,460

  Securities available for sale, at fair value                     74,256         69,216
  Federal Home Loan Bank stock, at cost                               903            903
  Loans, net                                                      115,546        113,559
  Banking premises and equipment, net                               2,268          2,192
  Accrued interest receivable                                       1,483          1,317
  Deferred income taxes                                               487            881
  Cash surrender value of life insurance                            3,229          3,133
  Other assets                                                        265            315
                                                                 -----------------------

      Total assets                                               $213,959      $ 205,976
                                                                 =======================

Liabilities and Stockholders' Equity
  Deposits                                                       $170,031       $163,405
  Federal Home Loan Bank advances                                  16,500         16,500
  Mortgagors' escrow accounts                                         213            247
  Accrued expenses and other liabilities                            1,701          1,108
                                                                 -----------------------

      Total liabilities                                           188,445        181,260
                                                                 -----------------------

Commitments and Contingencies
Preferred stock, $.01 par value, 1,000,000 shares
 authorized, none outstanding                                           0              0
Common stock, $.01 par value, 5,000,000 shares authorized,
 1,581,374 shares issued and outstanding                               16             16
Additional paid in capital                                          4,541          4,541
Retained earnings                                                  21,252         20,931
Accumulated other comprehensive income (loss)                         117          (352)
Unearned compensation-employee stock ownership plan                  (412)         (420)
                                                                 -----------------------

Total stockholders' equity                                         25,514         24,716
                                                                 -----------------------

Total liabilities and stockholders' equity                       $213,959       $205,976
                                                                 =======================


See accompanying notes to unaudited consolidated financial statements.


             Westborough Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Income
                (Dollars in thousands, except per share data)


                                                                          Three Months Ended
                                                                     December 31,    December 31,
                                                                         2000            1999
                                                                     ------------    ------------

Interest and dividend income:
  Interest and fees on loans                                          $    2,185        $1,699
  Interest and dividends on investment securities                          1,143           998
  Interest on federal funds sold                                             127            86
  Interest on short term investments                                          55            41
                                                                      ------------------------

      Total interest and dividend income                                   3,510         2,824
                                                                      ------------------------

Interest expense:
  Interest on deposits                                                     1,489         1,255
  Interest on borrowings                                                     271            52
                                                                      ------------------------

      Total interest expense                                               1,760         1,307
                                                                      ------------------------


Net interest income                                                        1,750         1,517
Provision for loan losses                                                     12             0
                                                                      ------------------------

Net interest income, after provision for loan losses                       1,738         1,517
                                                                      ------------------------

Other income:
  Customer service fees                                                      184            88
  Income from covered call options                                            16           129
  Gain on sales of securities available for sale, net                         52           158
  Miscellaneous                                                               33            29
                                                                      ------------------------

      Total other income                                                     285           404
                                                                      ------------------------

Operating expenses:
  Salaries and employee benefits                                             839           746
  Occupancy and equipment expenses                                           227           192
  Data processing expenses                                                    96            72
  Marketing expenses                                                          66            57
  Professional fees                                                           76            26
  Other general and administrative expenses                                  374           308
                                                                      ------------------------

      Total operating expenses                                             1,678         1,401
                                                                      ------------------------

Income before income taxes and cumulative effect
 of change in accounting principle                                           345           520
Income taxes                                                                  92           151
                                                                      ------------------------
Income before cumulative effect of change in accounting principle            253           369
Cumulative effect of change in accounting principle, net of $76 of related tax effect, for the adoption of a new accounting
 standard for covered call options                                           147             0
                                                                      ------------------------

Net income                                                            $      400        $  369
                                                                      ========================

Number of weighted average shares outstanding                          1,539,753           N/A
Earnings per share - Basic                                                 $0.26           N/A


See accompanying notes to unaudited consolidated financial statements.


             Westborough Financial Services, Inc. and Subsidiary
         Consolidated Statements of Changes in Stockholders' Equity
                           (Dollars in thousands)


                                                                                         Accumulated
                                                           Additional                       Other        Unearned
                                                 Common      Paid-in       Retained     Comprehensive     Comp -
                                                  Stock      Capital       Earnings      Income (Loss)     ESOP       Total
                                                                         (Unaudited)

Balance at September 30, 1999                      $ 0       $    0        $19,680        $  (399)         $   0     $19,281
                                                                                                                     -------

Comprehensive income (loss):
  Net income                                         0            0            369              0              0         369
  Change in net unrealized gain (loss) on
  securities available for sale, net of
  reclassification adjustment and tax effects        0            0              0           (674)             0        (674)
                                                                                                                     --------
      Total comprehensive income                                                                                        (305)
                                                                                                                     --------

Balance at December 31, 1999                       $ 0       $    0        $20,049        $(1,073)         $   0     $18,976
                                                   =========================================================================

Balance at September 30, 2000                      $16       $4,541        $20,931        $  (352)         $(420)    $24,716
                                                                                                                     -------

Comprehensive income:
  Net income                                         0            0            400              0              0         400
  Change in net unrealized gain (loss) on
  securities available for sale, net of

  reclassification adjustment and tax effects        0            0              0            469              0         469
                                                                                                                     -------
      Total comprehensive income                                                                                         869
                                                                                                                     -------

Dividends paid, $0.05 per share outstanding          0            0            (79)             0              0         (79)

ESOP shares committed to be released                 0            0              0              0              8           8
                                                   -------------------------------------------------------------------------

Balance at December 31, 2000                       $16       $4,541        $21,252        $   117          $(412)    $25,514
                                                   =========================================================================


See accompanying notes to unaudited consolidated financial statements.


             Westborough Financial Services, Inc. and Subsidiary
                    Consolidated Statement of Cash Flows
                           (Dollars in thousands)


                                                                         Three Months Ended
                                                                    ----------------------------
                                                                    December 31,    December 31,
                                                                        2000            1999
                                                                    ------------    ------------
                                                                            (unaudited)

Cash flows from operating activities:
  Net income                                                          $   400         $   369
  Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for loan losses                                                12               0
  Gain on sales of securities available for sale, net                     (52)           (158)
  Recognition of income from covered call options                         (16)           (129)
  (Accretion) Amortization on securties, net                              (17)              7
  Depreciation expense                                                    102              83
  Amortization of net deferred loan costs (fees), net                       1               4
  Amortization of unearned compensation - ESOP                              8               0
  Decrease (increase) in accrued interest receivable                     (166)             59
  Increase in cash surrender value of life insurance                      (96)              0
  Other, net                                                              666           2,823
                                                                      -----------------------

      Net cash provided by operating activities                           842           3,058
                                                                      -----------------------

Cash flows from investing activities:
  Purchase of securities available for sale                            (9,700)         (8,497)
  Proceeds from sales and calls of securities available for sale        2,917           2,890
  Proceeds from maturities of securities available for sale             1,999           1,001
  Principal repayments received on mortgage and asset
   backed securities                                                      590             784
  Loans originated, net of payments received                           (2,000)           (931)
  Purchase of banking premises and equipment                             (178)            (56)
                                                                      -----------------------

      Net cash used by investing activities                            (6,372)         (4,809)
                                                                      -----------------------

Cash flows from financing activities:
  Net increase in deposits                                              6,626           4,667
  Net decrease in mortgagors escrow accounts                              (34)            (15)
                                                                      -----------------------

      Net cash provided by financing activities                         6,592           4,652
                                                                      -----------------------

Net increase in cash and cash equivalents                               1,062           2,901

Cash and cash equivalents at beginning of period                       14,460          10,718
                                                                      -----------------------

Cash and cash equivalents at end of period                            $15,522         $13,619
                                                                      =======================


See accompanying notes to unaudited consolidated financial statements.


             Westborough Financial Services, Inc. and Subsidiary
            Notes to Unaudited Consolidated Financial Statements

      1)    Basis of Presentation and Consolidation.

      The unaudited consolidated interim financial statements of Westborough Financial Services, Inc. and Subsidiary (the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended September 30, 2000, included in the Annual Report on Form 10-KSB of the Company, the holding company for The Westborough Bank (the "Bank").

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

      3)    Contingencies.

      At December 31, 2000, the Bank had loan commitments to borrowers of $2.6 million, commitments of home equity loans of $260 thousand, available home equity lines of credit of $5.5 million, unadvanced funds on commercial lines of credit of $1.5 million, and personal overdraft lines of credit of approximately $323 thousand. The Bank had no commitments to purchase securities at December 31, 2000. In order to create a platform for the accomplishment of the Bank's goals, the Bank has begun to make significant investments in its physical infrastructure and human and technological resources. In particular, the Bank is expanding and renovating its main office. The cost to complete this expansion and renovation is approximately $1.9 million and it is scheduled to be completed in the Spring of 2001. The Bank also has a deposit on land in Shrewsbury where it plans to relocate its current Maple Avenue branch. No formal estimates or contracts have been entered into for this branch. Such investments have been and, in the future, will be necessary to ensure that adequate resources are in place to offer increased products and services. As a result, for a period of time, the Bank expects operating expenses to increase and net income to be adversely impacted. The Bank believes, however, that its long-term profitability should improve as it realizes the benefits of diversified product lines and market share growth

      4)    Earnings per Share.

      Earnings per share for the three months ended December 31, 2000 is computed using 1,539,753 weighted average shares outstanding. Earnings per share data is not presented for the three-month period ended December 31, 1999 because shares of common stock were not issued until February 15, 2000.

      5}    Adoption of New Accounting Pronouncement.

      On October 1, 2000 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which required the Company to record the after-tax effects of changes in the fair value of covered call options through current income. Previously, such changes were included in accumulated comprehensive income (loss). By adopting this standard, the Bank recorded pre-tax earnings of $223 thousand for the quarter ended December 31, 2000. After related taxes at the rate of 34%, or, $76 thousand, the standard resulted in additional income of $147 thousand.

      6)    Subsequent Event.

      On the January 25, 2001 Annual Shareholders' Meeting, the Company adopted the Westborough Financial Services, Inc. 2001 Stock Option Plan and the Westborough Financial Services, Inc. 2001 Recognition and Retention Plan.

Item 2.   Management's Discussion and Analysis.

General

      The Bank completed its reorganization into a "two-tiered" mutual holding company structure on February 15, 2000. In connection with this reorganization: (1) the Bank formed Westborough Bancorp, MHC (the "MHC"), a Massachusetts-chartered mutual holding company, which is the majority owner of the Company, a Massachusetts-chartered stock holding company; (2) the Bank converted from a Massachusetts-chartered mutual savings bank to a Massachusetts-chartered stock savings bank and issued 100% of its capital stock to the Company; and (3) the Company issued shares of its common stock, $0.01 per share, to the public at a price of $10.00 per share in a subscription, community and syndicated offering (the "Stock Offering").

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes that are included within this report.

      The business of the Bank consists of attracting deposits from the general public and using these funds to originate various types of loans primarily in the towns of Westborough, Northborough and Shrewsbury, Massachusetts, including residential and commercial real estate mortgage loans and, to a lesser extent, consumer and commercial loans.

      The Bank's results of operations depend primarily on net interest income. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets and the interest it pays on its interest-bearing liabilities. Interest-earning assets primarily consist of mortgage loans, mortgage-backed securities and investment securities. Interest-bearing liabilities consist primarily of certificates of deposit, savings accounts and borrowings. The Bank's results of operations are also affected by its provision for loan losses, income from security transactions, other income and operating expenses. Operating expenses consist primarily of salaries and employee benefits, occupancy, data processing, marketing, professional fees and other general and administrative expenses. Other income consists mainly of service fees and charges, income from writing covered call options, gains on sales of securities and fees from the sale of non-insured investment products.

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

Comparison of Financial Condition at December 31, 2000 and September 30,
2000

      The Bank's total assets increased by $8.0 million, or 3.9%, to $214.0 million at December 31, 2000 from $206.0 million at September 30, 2000. Securities available for sale during this period increased $5.0 million, to $74.3 million at December 31, 2000 from $69.2 million at September 30, 2000. This increase was mainly attributable to an increase in banking and finance obligations, mortgage-backed securities and other bonds and obligations. Net loans during this period increased by $2.0 million, or 1.8%, to $115.5 million at December 31, 2000, from $113.6 million at September 30, 2000. The loan increase was primarily due to increased variable rate, residential first mortgage loans and home equity lines of credit. Asset quality remained strong, with no non-accural loans and no non-performing assets at December 31, 2000 and September 30, 2000.

      Total deposits increased by $6.6 million, or 4.1%, to $170.0 million at December 31, 2000 from $163.4 million at September 30, 2000. Most of this increase was attributable to increases in checking and NOW accounts, along with increases in interest-bearing certificates of deposits.

      Total stockholders' equity increased by $798 thousand to $25.5 million at December 31, 2000 from $24.7 million at September 30, 2000 primarily as a result of net income of $400 thousand and an increase of $469 thousand in accumulated other comprehensive income. Accumulated other comprehensive income, which measures the after-tax change in the value of securities considered available for sale, increased as a result of a decline in market interest rates at December 31, 2000. During the quarter ended December 31, 2000, the Company declared and paid a cash dividend of $.05 per common share, which reduced stockholders' equity by $79 thousand for the quarter. The Employee Stock Ownership Plan Trust committed to release $8 thousand in the form of shares during the period. Total stockholders' equity as a percent of total assets was 11.92% at December 31, 2000 as compared to 12.00% at September 30, 2000.

Comparison of Operating Results for the Three Months Ended December 31, 2000 and 1999

      Net Income: For the quarter ended December 31, 2000 the Bank's net income increased $31 thousand, or 8.4%, to $400 thousand as compared to $369 thousand for the quarter ended December 31, 1999. The increase was primarily due to an increase in net interest income, income from customer service fees and income from the cumulative effect of a change in accounting principle offset, to a lesser extent, by an increase in operating expenses. The Bank's return on average assets for the quarter ended December 31, 2000 was 0.76% compared to 0.84% for the quarter ended December 31, 1999. Earnings per share data for the quarterly period ended December 31, 1999 is not applicable since the Company became a public company on February 15, 2000.

      Interest and Dividend Income: The Bank's interest and dividend income increased by $686 thousand, or 24.3%, to $3.5 million for the quarter ended December 31, 2000, from $2.8 million for the quarter ended December 31, 1999. The increase was due mainly to a higher level of average interest-earning assets, and to a lesser extent by an increase in the average rate earned on earning assets. The average volume of interest-earning assets for the quarter ended December 31, 2000 was $195.8 million earning an average rate of 7.17% as compared to an average volume of $166.1million earning an average rate of 6.80% for the quarter ending December 31, 1999. The Bank experienced continued growth in real estate and commercial lending and deployed additional cash flows into investment securities. The real estate loan increase was primarily due to increased variable rate loans purchased in August 2000, which were secured by one-to-four family real estate loans. The average balance of loans for the quarter ended December 31, 2000 was $114.1 million earning 7.66% as compared to an average balance of $92.2 million earning 7.37% for the quarter ending December 31, 1999. The average balance of investment securities for the quarter ended December 31, 2000 was $71.0 million earning 6.44% as compared to an average balance of $65.5 million earning 6.09% for the quarter ending December 31, 1999. The average balance of short-term investments for the quarter ended December 31, 2000 was $10.7 million earning 6.81% as compared to an average balance of $8.4 million earning 6.07% for the quarter ending December 31, 1999.

      Interest Expense: Interest expense increased by $453 thousand, or 34.7%, to $1.8 million for the quarter ended December 31, 2000, from $1.3 million for the quarter ending December 31, 1999. Interest expense increased due to a higher average rate paid on interest-bearing liabilities and to a lesser extent to a higher average balance of such interest-bearing liabilities. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and interest-bearing borrowing) was $166.6 million with a cost of 4.23% for the quarter ended December 31, 2000 as compared to $144.7 million with a cost of 3.60% for the quarter ending December 31, 1999. The average volume of interest-bearing deposits was $150.1 million with a cost of 3.97% for the quarter ending December 31, 2000 as compared to $140.7 million with a cost of 3.57% for quarter ending December 31, 1999. As a result of an increase in borrowing from the Federal Home Loan Bank of Boston to fund the purchase of variable-rate real estate loans, the average volume of interest-bearing borrowing was $16.5 million with a cost of 6.57% for the quarter ending December 31, 2000 as compared to $4.0 million with a cost of 5.20% for quarter ending December 31, 1999.

      Net Interest Income: The Bank's net interest income increased by $233 thousand for the quarter ended December 31, 2000, or 15.4%, to $1.8 million from $1.5 million for the quarter ending December 31, 1999. The increase was attributed to the combination of an increase in interest and dividend income of $686 thousand offset by an increase in interest expense of $453 thousand. The Bank's net interest rate spread decreased to 2.95% for the quarter ended December 31, 2000 as compared to 3.19% for the quarter ending December 31, 1999.

      Provision for Loan Losses: The Bank's provision for loan losses was $12 thousand for the quarter ended December 31, 2000 compared to $0 thousand the quarter ending December 31, 1999. As the Bank expands its commercial lending activities, management believes that increases in the provision are likely.

      Other Income: Other income consists primarily of fee income for Bank services, gains and losses from the sale of securities and income from the writing of covered call options on common stock held in the Bank's stock portfolio. Total other income declined 29.5% to $285 thousand for the quarter ended December 31, 2000, as compared to $404 thousand for quarter ending December 31, 1999. The primary reason for the decline was due to a significantly lower level of investment activity and a lower level of net gains from the sale of common stock sold as a result of the exercise of a covered call option by the buyer. For the quarter ended December 31, 2000, gains from the sale of securities declined by $106 thousand, or 67.1%, to $52 thousand, from $158 thousand for the quarter ending December 31, 1999.
 For the quarter ended December 31, 2000, income from covered call options declined by $113 thousand, or 87.6%, to $16 thousand, from $129 thousand for the quarter ending December 31, 1999. Customer service fees and miscellaneous income increased by $100 thousand, or 85.5%, to $217 thousand for the quarter ended December 31, 2000 from $117 thousand for the quarter ended December 31, 1999. This increase is primarily due to the increase in the sale of non-insured investment products and increases in the cash surrender value of Bank-owned life insurance.

      Operating Expenses: For the quarter ended December 31, 2000, operating expenses increased by $277 thousand, or 19.8%, to $1.7 million from $1.4 million for quarter ending December 31, 1999. The increase was primarily due to salary and benefit expenses associated with additional staff and incentive payments to support the sale of non-insured investment products, plus personnel to support training and information technology. The increase in operating expenses is also a result of the Bank's efforts to update its computers along with the associated increases in data processing costs. The Bank replaced many older computers with newer equipment in order to allow for the migration to more efficient transaction processing systems, use of electronic mail and Internet services and to provide enhanced customer services. Professional services, increased due to additional legal services and accounting services required of a public company. Other general and administrative services increased due to increases in directors' fees, expenses associated with the development and maintenance of the Bank's web site, the increased use of the telephone and postage and increased expenses for office supplies.

      Income Taxes. The provision for income taxes declined by $59 thousand to $92 thousand for the quarter ended December 31, 2000 as compared to $151 thousand for the quarter ended December 31, 1999, resulting in an effective tax rate of 26.7% and 29.0% for the quarter ended December 31, 2000 and 1999, respectively. The Bank utilizes security investment subsidiaries to substantially reduce state income taxes and receives the benefit of a dividends received deduction on common stock. Additionally, the Bank receives favorable tax treatment from the increase in the cash surrender value of Bank-owned life insurance. At October 1, 2000 the Bank adopted a new accounting standard for reporting covered call options. By adopting this standard, the Bank recorded pre-tax earnings of $223 thousand for the quarter ended December 31, 2000. After related taxes at the rate of 34%, or, $76 thousand, the standard resulted in additional income of $147 thousand.

Liquidity and Capital Resources

      The term "liquidity" refers to the Bank's ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. The Bank's primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by the Bank's operations. The Bank also has expanded its use of borrowings from the Federal Home Loan Bank of Boston as part of its management of interest rate risk. At December 31, 2000, the Bank had $16.5 million in outstanding borrowings.

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

      The Bank's primary investing activities are the origination of one- to four-family real estate and other loans, the purchase of mortgage-backed securities and the purchase of investment securities. During the three months ended December 31, 2000, the Bank originated loans of $6.1 million, purchased mortgage-backed securities of $1.3 million and purchased investment securities of $8.4 million. These investing activities were funded by deposit growth, principal payments on mortgage loans and mortgage-backed securities, calls and maturities on investment securities and funds provided by the Bank's operating activities. Principal repayments on loans and mortgage-backed securities totaled $4.7 million for the three months ended December 31, 2000. Maturities of investment securities totaled $2.0 million during the three months ended December 31, 2000. Sales and calls of investment securities provided cash flows of $2.9 million during the three months ended December 31, 2000.

      Total deposits increased $6.6 million, during the three months ended December 31, 2000. The level of interest rates, interest rates and products offered by competitors and other factors affects deposit flows. Certificate of deposit accounts scheduled to mature within one year were $47.1 million at December 31, 2000. Based on the Bank's deposit retention experience and current pricing strategy, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund, the Federal Deposit Insurance Corporation and other available reports, which compare the Bank's liquidity with banks in its peer group. The Bank anticipates that it will have sufficient funds to meet its current funding commitments.

      The Bank has begun an expansion of its facilities by constructing an addition to its existing executive office. The construction expenses for this addition are expected to total approximately $2.5 million. On December 16, 1999, the Bank entered into a purchase and sale agreement to acquire approximately 0.8 acres of land and buildings located at 23/25 Maple Avenue, Shrewsbury for the sum of $935 thousand, subject to adjustments and numerous conditions. The site is adjacent to the Bank's current leased branch office at 19 Maple Avenue, Shrewsbury. If the sale is completed, the Bank's plan is to relocate its 19 Maple Avenue branch to a newly constructed building located at 23/25 Maple Avenue. The Bank anticipates that it will have sufficient funds to meet these planned capital expenditures throughout 2001.

      At December 31, 2000, the Bank exceeded each of the applicable regulatory capital requirements. The Bank's leverage (tier 1) capital was approximately $21.3 million, or 10.27% of adjusted total average assets for the quarter. In order to be classified as "well-capitalized" by the FDIC, the Bank was required to have leverage (tier 1) capital of $10.4 million, or 5.0%. To obtain such classification, the Bank must also have a risk-based total capital ratio of 10.0% of total risk-weighted assets. At December 31, 2000, the Bank had a risk-based total capital ratio of 17.81%.

      Further, the Bank does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

                         PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities and Use of Proceeds.

           None.

Item 3.    Defaults upon Senior Securities.

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

The Company held its 2001 Annual Meeting of Stockholders (the "Meeting") on January 25, 2001. All of the proposals submitted to the stockholders were approved. The proposals submitted to stockholders and the tabulation of votes for each proposal is as follows:

      1. Approval to amend Article VI, Section 1 of Westborough Financial Services' Articles of Organization to clarify that directors are allowed to continue serving on the Company's board of directors until the annual meeting immediately following his or her 75th birthday.

           For:          1,447,080
           Against:          5,958
           Abstained:        1,200

           There were no broker held non-voted shares represented at the Meeting with respect to this matter.

      2.   For the election of each of the nominees for director:

           Nominees:                  For       Withheld
           Nelson P. Ball          1,452,138      2,100
           Robert G. Daniel        1,452,338      1,900
           Earl H. Hutt            1,449,788      4,450
           Roger B. Leland         1,450,838      3,400
           Joseph F. MacDonough    1,452,338      1,900

           There were no broker held non-voted shares represented at the Meeting with respect to this matter.

      3. Ratification of the appointment of Wolf & Company, P.C., as independent public accountants for the fiscal year ending September 30, 2001:

           For:          1,452,081
           Against:          2,019
           Abstained:          140

           There were no broker held non-voted shares represented at the Meeting with respect to this matter.

      4. Approval of the 2001 Westborough Financial Services, Inc. Stock Option Plan:

           For:          399,800
           Against:       26,105
           Abstained:        440

           There were no broker held non-voted shares represented at the Meeting with respect to this matter. The foregoing tabulation excludes 1,027,893 shares held by the Westborough Bancorp, MHC.

      5. Approval of the Westborough Financial Services, Inc. Recognition and Retention Plan:

           For:          404,175
           Against:       21,230
           Abstained:        940

           There were no broker held non-voted shares represented at the Meeting with respect to this matter. The foregoing tabulation excludes 1,027,893 shares held by the Westborough Bancorp, MHC.

Item 5.    Other Information.

           None

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits.

      None

(b)   Reports on 8-K.

      None.


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Westborough Financial Services, Inc.




Date:   February 12, 2001         By:  /s/  Joseph F. MacDonough
                                  -------------------------------------
                                  President and Chief Executive Officer


Date:  February 12, 2001          By:  /s/  John L. Casagrande
                                  -------------------------------------
                                  Sr. Vice-President and Treasurer