Form 10QSB
period 2001-03-31
WESTBOROUGH FINANCIAL SERVICES INC
filed 2001-05-14
CIK 1087843

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----                   SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

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

YES   X     NO
     ---        ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                Outstanding as of May 11, 2001
            -----                ------------------------------

Common Stock, par value $0.01               1,581,374

Transitional Small Business Disclosure Format (check one):

YES          NO   X
     ---         ---

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

                    WESTBOROUGH FINANCIAL SERVICES, INC.
                               AND SUBSIDIARY

INDEX

PART I.     FINANCIAL INFORMATION                                           1

Item 1.     Financial Statements                                            1

            Consolidated Balance Sheets                                     1
            March 31, 2001 and September 30, 2000

            Consolidated Statements of Income                               2
            For Three and Six Months Ended March 31, 2001 and 2000

            Consolidated Statements of Changes in Stockholders' Equity      3
            For Six Months Ended March 31, 2001 and 2000

            Consolidated Statements of Cash Flows                           4
            For Six Months Ended March 31, 2001 and 2000

            Notes to Unaudited Consolidated Financial Statements            5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       6

PART II.    OTHER INFORMATION                                              13

Item 1.     Legal Proceedings                                              13

Item 2.     Changes in Securities and Use of Proceeds                      13

Item 3.     Defaults upon Senior Securities                                13

Item 4.     Submission of Matters to a Vote of Security Holders            13

Item 5.     Other Information                                              13

Item 6.     Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                 14


PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

             Westborough Financial Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                           (Dollars in thousands)


                                                              March 31,    September 30,
                                                                2001          2000
                                                              ---------    -------------
                                                                     (Unaudited)

Assets
  Cash and due from banks                                     $  6,346        $  4,599
  Federal funds sold                                            17,891           7,510
  Short-term investments                                         2,419           2,351
                                                              ------------------------
      Total cash and cash equivalents                           26,656          14,460

  Securities available for sale, at fair value                  68,717          69,216
  Federal Home Loan Bank stock, at cost                          1,100             903
  Loans, net                                                   116,685         113,559
  Banking premises and equipment, net                            2,454           2,192
  Accrued interest receivable                                    1,304           1,317
  Deferred income taxes                                            580             881
  Cash surrender value of life insurance                         3,290           3,133
  Other assets                                                     769             315
                                                              ------------------------
      Total assets                                            $221,555        $205,976
                                                              ========================

Liabilities and Stockholders' Equity
  Deposits                                                    $177,472        $163,405
  Federal Home Loan Bank advances                               16,500          16,500
  Mortgagors' escrow accounts                                      211             247
  Accrued expenses and other liabilities                         1,469           1,108
                                                              ------------------------
      Total liabilities                                        195,652         181,260
                                                              ------------------------

Commitments and Contingencies

Preferred stock, $.01 par value, 1,000,000 shares
 authorized, none outstanding                                        0               0
Common stock, $.01 par value, 5,000,000 shares authorized,
 1,581,374 shares issued and outstanding                            16              16
Additional paid in capital                                       4,541           4,541
Retained earnings                                               21,454          20,931
Accumulated other comprehensive income (loss)                      297            (352)
Unearned compensation-employee stock ownership plan               (405)           (420)
                                                              ------------------------
Total stockholders' equity                                      25,903          24,716
                                                              ------------------------
Total liabilities and stockholders' equity                    $221,555        $205,976
                                                              ========================


See accompanying notes to unaudited consolidated financial statements.


             Westborough Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Income
                (Dollars in Thousands, except per share data)


                                                           Three Months Ended       Six Months Ended
                                                                March 31,               March 31,
                                                          --------------------    --------------------
                                                             2001        2000        2001        2000
                                                          ----------    ------    ----------    ------
                                                               (unaudited)             (unaudited)

Interest and dividend income:
  Interest and fees on loans                              $    2,190    $1,741    $    4,375    $3,440
  Interest and dividends on investment securities              1,171     1,054         2,314     2,052
  Interest on federal funds sold                                 115        66           242       152
  Interest on short term investments                              30        31            85        72
                                                          --------------------------------------------
      Total interest and dividend income                       3,506     2,892         7,016     5,716
                                                          --------------------------------------------

Interest expense:
  Interest on deposits                                         1,498     1,277         2,987     2,531
  Interest on borrowings                                         265        53           537       105
                                                          --------------------------------------------
      Total interest expense                                   1,763     1,330         3,524     2,636
                                                          --------------------------------------------
Net interest income                                            1,743     1,562         3,492     3,080
Provision for loan losses                                         12         0            24         0
                                                          --------------------------------------------
Net interest income, after provision for loan losses           1,731     1,562         3,468     3,080
                                                          --------------------------------------------

Other income:
  Customer service fees                                          166        74           351       161
  Income from covered call options                                 0        51            16       180
  Gain on sales of securities available for sale, net            264        21           315       179
  Miscellaneous                                                   33        29            66        58
                                                          --------------------------------------------
      Total other income                                         463       175           748       578
                                                          --------------------------------------------

Operating expenses:
  Salaries and employee benefits                                 891       741         1,730     1,492
  Occupancy and equipment expenses                               260       216           487       414
  Data processing expenses                                       111        81           206       153
  Marketing expenses                                              61        63           127       120
  Professional fees                                              104        40           180        64
  Other general and administrative expenses                      380       303           754       602
                                                          --------------------------------------------
      Total operating expenses                                 1,807     1,444         3,484     2,845
                                                          --------------------------------------------
Income before income taxes                                       387       293           732       813
Provision for income taxes                                       106        76           198       227
                                                          --------------------------------------------
Income before cumulative effect of
 Change in accounting principle                                  281       217           534       586
Cumulative effect of change in accounting principle,
 net of $76 of related tax effect, for the adoption of
 a new accounting standard for covered call options                0         0           147         0
                                                          --------------------------------------------
Net income                                                $      281    $  217    $      681    $  586
                                                          ============================================

Number of weighted average shares outstanding              1,540,489       N/A     1,540,121       N/A
Earnings per share - Basic                                $     0.18       N/A    $     0.44       N/A


See accompanying notes to unaudited consolidated financial statements.


             Westborough Financial Services, Inc. and Subsidiary
         Consolidated Statements of Changes in Stockholders' Equity
                  Six Months Ended March 31, 2001 and 2000
                           (Dollars in Thousands)


                                                                                          Accumulated
                                                            Additional                       Other        Unearned
                                                  Common     Paid-in       Retained      Comprehensive     Comp -
                                                   Stock     Capital       Earnings      Income (Loss)      ESOP       Total
                                                  ------    ----------     --------      -------------    --------     -----
                                                                          (Unaudited)

Balance at September 30, 1999                      $ 0        $    0        $19,680          $(399)        $   0      $19,281

Comprehensive income:
  Net income                                         0             0            586              0             0          586
  Change in net unrealized gain on
   securities available for sale, net of
   reclassification adjustment and tax effects       0             0              0           (482)            0         (482)
                                                                                                                      -------
      Total comprehensive income                                                                                          104

Net proceeds from sale of common stock              16         4,542              0              0             0        4,558
Purchase of ESOP shares; 44,200 shares at $10        0             0              0              0          (442)        (442)
ESOP shares committed to be released                 0             0              0              0             7            7
                                                   --------------------------------------------------------------------------

Balance at March 31, 2000                          $16        $4,542        $20,266          $(881)        $(435)     $23,508
                                                   ==========================================================================

Balance at September 30, 2000                      $16        $4,541        $20,931          $(352)        $(420)     $24,716
                                                                                                                      -------

Comprehensive income:
  Net income                                         0             0            681              0             0          681
  Change in net unrealized loss on
   securities available for sale, net of
   reclassification adjustment and tax effects       0             0              0            649             0          649
                                                                                                                      -------
      Total comprehensive income                                                                                        1,330
                                                                                                                      -------

Dividends paid, $0.10 per share outstanding          0             0           (158)             0             0         (158)
ESOP shares committed to be released                 0             0              0              0            15           15
                                                   --------------------------------------------------------------------------

Balance at March 31, 2001                          $16        $4,541        $21,454          $ 297         $(405)     $25,903
                                                   ==========================================================================


See accompanying notes to unaudited consolidated financial statements.


             Westborough Financial Services, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                           (Dollars in Thousands)


                                                                            Six Months Ended
                                                                    --------------------------------
                                                                    March 31, 2001    March 31, 2000
                                                                    --------------    --------------
                                                                              (Unaudited)

Cash flows from operating activities:
  Net income                                                           $   681           $   586
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Provision for loan losses                                                 24                 0
  Gain on sales of securities available for sale, net                     (315)             (179)
  Recognition of income from covered call options                          (16)             (180)
  (Accretion) amortization on securities, net                              (28)                1
  Depreciation expense                                                     200               168
  Amortization of net deferred loan costs                                   30                10
  Amortization of unearned compensation - ESOP                              15                 7
  Decrease (increase) in accrued interest receivable                        13               (20)
  Increase in cash surrender value of life insurance                      (157)             (124)
  Other, net                                                                85               242
                                                                       -------------------------
      Net cash provided by operating activities                            532               511
                                                                       -------------------------

Cash flows from investing activities:
  Purchase of securities available for sale                            (13,324)          (12,103)
  Purchase of Federal Home Loan Bank stock                                (197)              (53)
  Proceeds from sales and calls of securities available for sale         9,994             4,596
  Proceeds from maturities of securities available for sale              3,811             1,001
  Principal repayments received on mortgage and asset
   backed securities                                                     1,149             1,659
  Loans originated, net of payments received                            (3,180)           (4,042)
  Purchase of banking premises and equipment                              (462)             (114)
                                                                       -------------------------
      Net cash used by investing activities                             (2,209)           (9,056)
                                                                       -------------------------

Cash flows from financing activities:
  Net increase in deposits                                              14,067             4,738
  Net decrease in mortgagors escrow accounts                               (36)              (19)
  Net proceeds received from stock offering                                  0             4,559
  Purchase of ESOP shares                                                    0              (442)
  Dividends paid                                                          (158)                0
                                                                       -------------------------
      Net cash provided by financing activities                         13,873             8,836
                                                                       -------------------------

Net increase in cash and cash equivalents                               12,196               291

Cash and cash equivalents at beginning of period                        14,460            10,718
                                                                       -------------------------

Cash and cash equivalents at end of period                             $26,656           $11,009
                                                                       =========================


See accompanying notes to unaudited consolidated financial statements


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

      The unaudited consolidated interim financial statements herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

      3)    Contingencies.

      At March 31, 2001, the Bank had loan commitments to borrowers of $3.6 million, commitments of home equity loans of $685 thousand, available home equity lines of credit of $6.8 million, unadvanced funds on commercial lines of credit of $1.4 million, and personal overdraft lines of credit of approximately $364 thousand. The Bank had a commitment to purchase approximately $5.8 million of adjustable-rate loans from a local financial institution. The Bank had no commitments to purchase securities at March 31, 2001. In order to create a platform for the accomplishment of the Bank's goals, the Bank has begun to make significant investments in its physical infrastructure and human and technological resources. In particular, the Bank is expanding and renovating its main office. The cost to complete this expansion and renovation is approximately $1.8 million and it is scheduled to be completed in the Fall of 2001. The Bank also has a deposit on land in Shrewsbury where it plans to relocate its current Maple Avenue branch. No formal estimates or contracts have been entered into for this branch. Such investments have been and, in the future, will be necessary to ensure that adequate resources are in place to offer increased products and services. As a result, for a period of time, the Bank expects operating expenses to increase and net income to be adversely impacted. The Bank believes, however, that its long-term profitability should improve as it realizes the benefits of diversified product lines and market share growth

      4)    Earnings per Share.

      Earnings per share for the three and six-month periods ended March 31, 2001 is computed using 1,540,489 and 1,540,121 weighted average shares outstanding, respectively. Earnings per share data is not presented for the three and six-month periods ended March 31, 2000 because shares of common stock were not issued until February 15, 2000.

      5)    Adoption of New Accounting Pronouncement.

      On October 1, 2000 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which required the Company to record the after-tax effects of changes in the fair value of covered call options through current income. Previously, such changes were included in accumulated comprehensive income (loss). By adopting this standard, the Bank recorded pre-tax earnings of $223 thousand for the six-month period ended March 31, 2001. After related taxes at the rate of 34%, or, $76 thousand, the standard resulted in additional income of $147 thousand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Comparison of Financial Condition at March 31, 2001 and September 30, 2000

      As a result of continued growth in deposits, the Bank's total assets increased by $15.6 million, or 7.6%, to $221.6 million at March 31, 2001 from $206.0 million at September 30, 2000. Short-term investments and federal funds sold during this period increased $10.4 million, to $20.3 million at March 31, 2001 from $9.9 million at September 30, 2000. Net loans during this period increased by $3.1 million, or 2.8%, to $116.7 million at March 31, 2001, from $113.6 million at September 30, 2000. The loan increase was primarily due to increased commercial loans. Asset quality remained strong, with non-performing assets as a percent of total assets of .03% at March 31, 2001.

      Total deposits increased by $14.1 million, or 8.6%, to $177.5 million at March 31, 2001 from $163.4 million at September 30, 2000. Most of this increase was attributable to increases in interest-bearing certificates of deposit with maturities greater than one-year and an increase in variable-rate tiered and regular savings deposits.

      Total stockholders' equity increased by $1.2 million to $25.9 million at March 31, 2001 from $24.7 million at September 30, 2000 primarily as a result of net income of $681 thousand and an increase of $649 thousand in accumulated other comprehensive income. Accumulated other comprehensive income, which measures the after-tax change in the value of securities considered available for sale, increased as a result of a relative decline in market interest rates at March 31, 2001 compared to market interest rates at September 30, 2000. Also, during the six-month period ended March 31, 2001, the Company declared and paid cash dividends of $.10 per common share, which reduced stockholders' equity by $158 thousand for the six-month period.

Comparison of Operating Results for the Three Months Ended March 31, 2001
and 2000

      Net Income: The Company reported earnings per share for the quarter ended March 31, 2001 of $0.18 on net income of $281 thousand. For the quarter ended March 31, 2001 net income increased by $64 thousand, or 29.5%, to $281 thousand as compared to $217 thousand for the quarter ended March 31, 2000. The increase was primarily due to an increase in net interest income, net gains from the sale of securities available for sale and income from customer service fees, offset, to a lesser extent, by an increase in operating expenses. The Bank's return on average assets for the quarter ended March 31, 2001 was 0.52% compared to 0.48% for the quarter ended March 31, 2000. Earnings per share data for the three-month period ended March 31, 2000 is not applicable since the Company's stock commenced trading on February 16, 2000.

      Interest and Dividend Income: The Bank's interest and dividend income increased by $614 thousand, or 21.2%, to $3.5 million for the quarter ended March 31, 2001, from $2.9 million for the quarter ended March 31, 2000. The increase was due mainly to a higher level of average interest-earning assets and to a lesser extent due to a higher average interest rate earned on such assets. The average volume of interest-earning assets for the quarter ended March 31, 2001 was $202.4 million earning an average rate of 6.93% as compared to an average volume of $170.1 million earning an average rate of 6.80% for the quarter ending March 31, 2000. The Bank experienced continued growth in real estate and commercial lending and deployed additional cash flows into investment securities. The real estate loan increase was primarily due to increased variable rate loans purchased which were secured by one-to-four family real estate. The average balance of loans for the quarter ended March 31, 2001 was $115.5 million earning 7.59% as compared to an average balance of $94.4 million earning 7.38% for the quarter ending March 31, 2000. The average balance of investment securities for the quarter ended March 31, 2001 was $74.3 million earning 6.31% as compared to an average balance of $68.2 million earning 6.19% for the quarter ending March 31, 2000. The average balance of short-term investments for the quarter ended March 31, 2001 was $12.7 million earning 4.58% as compared to an average balance of $7.5 million earning 5.15% for the quarter ending March 31, 2000.

      Interest Expense: Interest expense increased by $433 thousand, or 32.6%, to $1.8 million for the quarter ended March 31, 2001, from $1.3 million for the quarter ending March 31, 2000. Interest expense increased due to a higher average balance of such interest-bearing liabilities and to a lesser extent due to a higher average rate paid on interest-bearing liabilities. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and interest-bearing borrowing) was $171.8 million with a cost of 4.11% for the quarter ended March 31, 2001 as compared to $145.8 million with a cost of 3.65% for the quarter ending March 31, 2000. The average volume of interest-bearing deposits was $155.3 million with a cost of 3.86% for the quarter ending March 31, 2001 as compared to $141.7 million with a cost of 3.60% for quarter ending March 31, 2000. As a result of an increase in borrowing from the Federal Home Loan Bank of Boston to fund the purchase of variable-rate real estate loans, the average volume of interest-bearing borrowing was $16.5 million with a cost of 6.42% for the quarter ending March 31, 2001 as compared to $4.1 million with a cost of 5.17% for quarter ending March 31, 2000.

      Net Interest Income: The Bank's net interest income increased by $181 thousand for the quarter ended March 31, 2001, or 11.6%, to $1.7 million from $1.6 million for the quarter ending March 31, 2000. The increase was attributed to the combination of an increase in interest and dividend income of $614 thousand offset by an increase in interest expense of $433 thousand. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, declined to 2.82% for the quarter ended March 31, 2001 as compared to 3.15% for the quarter ending March 31, 2000.

      Provision for Loan Losses: The Bank's provision for loan losses was $12 thousand for the quarter ended March 31, 2001 compared to $0 for the quarter ending March 31, 2000. As the Bank expands its commercial lending activities, management believes that increases in the provision are likely since commercial lending generally has a higher degree of risk compared to lending secured by residential, one-to-four family dwellings.

      Other Income: Other income consists primarily of fee income for Bank services, gains and losses from the sale of securities and income from the writing of covered call options on common stock held in the Bank's stock portfolio. Total other income increased by 164.6% to $463 thousand for the quarter ended March 31, 2001, as compared to $175 thousand for quarter ending March 31, 2000. The primary reason for the increase was due to a significantly higher level of net gains from the sale of securities available for sale. Such net gains increased to $264 thousand from $21 thousand for the three-month periods ended March 31, 2001 and 2000, respectively. Income from the writing of covered call option declined to $0 for the quarter ending March 31, 2001 from $51 thousand for the quarter ending March 31, 2000. At March 31, 2001, the Bank had no outstanding options written on common stock held in its portfolio. Customer service fees and miscellaneous income increased by $96 thousand, or 93.2%, to $199 thousand for the quarter ended March 31, 2001 from $103 thousand for the quarter ended March 31, 2000. This increase is primarily due to the increase in commissions earned from the sale of non-insured investment products and increases in the cash surrender value of Bank-owned life insurance.

      Operating Expenses: For the quarter ended March 31, 2001, operating expenses increased by $363 thousand, or 25.1%, to $1.8 million from $1.4 million for quarter ending March 31, 2000. The increase was primarily due to salary and benefit expenses associated with additional staff and incentive payments to support the sale of non-insured investment products, plus personnel to support training and information technology. The most recent quarter ending March 31, 2001 also reflects increased expenses relating to legal, accounting, transfer agent, publishing and other costs associated with the Company's first annual meeting of its stockholders. The increase in operating expenses is also a result of the Bank's efforts to update its computers along with the associated increases in data processing costs. The Bank replaced many older computers with newer equipment in order to allow for the migration to more efficient transaction processing systems, use of electronic mail and Internet services and to provide enhanced customer services. Other general and administrative services increased due to increases in directors' fees, expenses associated with the development and maintenance of the Bank's web site, the increased use of the telephone and postage and increased expenses for office supplies.

      Income Taxes. The provision for income taxes increased by $30 thousand to $106 thousand for the quarter ended March 31, 2001 as compared to $76 thousand for the quarter ended March 31, 2000, resulting in an effective tax rate of 27.4% and 25.9% for the quarter ended March 31, 2001 and 2000, respectively. The Bank utilizes security investment subsidiaries to substantially reduce state income taxes and receives the benefit of a dividends received deduction on common stock. Additionally, the Bank receives favorable tax treatment from the increase in the cash surrender value of Bank-owned life insurance.

Comparison of Operating Results for the Six-Months Ended March 31, 2001
and 2000

      Net Income: The Company reported earning per share for the six-month period ended March 31, 2001 of $0.44 on income of $681 thousand. For the six-month period ended March 31, 2001, net income increased by $95 thousand, or 16.2%, to $681 thousand as compared to $586 thousand for the six-month period ended March 31, 2000. The increase was primarily due to an increase in net interest income, customer service fees and the effect of a change in accounting principle offset, to a lesser extent, by an increase in operating expenses. The Bank's return on average assets was .64% for the six-month period ended March 31, 2001 as compared to .66% for the six-month period ended March 31, 2000.

      Interest and Dividend Income: The Bank's interest and dividend income increased $1.3 million, or 22.7%, to $7.0 million for the six-month period ended March 31, 2001, from $5.7 million for the six-month period ended March 31, 2000. The increase was due mainly to a higher level of average interest-earning assets, and, to a lesser extent, by an increase in the average rate earned on earning assets. The average volume of interest-earning assets for the six-month period ended March 31, 2001 was $199.1 million earning an average rate of 7.05% as compared to an average volume of $168.1 million earning an average rate of 6.80% for the six-month period ending March 31, 2000. The Bank experienced continued growth in real estate and commercial lending and deployed additional cash flows into investment securities and short-term investments. The real estate loan increase was primarily due to increased variable rate loans purchased in August 2000, which were secured by one-to-four family real estate. The average balance of loans for the six-month period ended March 31, 2001 was $114.8 million earning 7.62% as compared to an average balance of $93.3 million earning 7.38% for the six-month period ending March 31, 2000. The average balance of investment securities for the six-month period ended March 31, 2001 was $72.6 million earning 6.37% as compared to an average balance of $66.9 million earning 6.14% for the six-month period ending March 31, 2000. The average balance of short-term investments for the six-month period ended March 31, 2001 was $11.7 million earning 5.60% as compared to an average balance of $8.0 million earning 5.63% for the six-month period ending March 31, 2000.

      Interest Expense: Interest expense increased by $888 thousand, or 33.7%, to $3.5 million for the six-month period ended March 31, 2001, from $2.6 million for the six-month period ending March 31, 2000. Interest expense increased due to a higher average volume of interest-bearing liabilities and to a lesser extent to a higher average interest rate paid on such interest-bearing liabilities. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and interest-bearing borrowing) was $169.2 million with a cost of 4.17% for the six-month period ended March 31, 2001 as compared to $145.3 million with a cost of 3.63% for the six-month period ending March 31, 2000. The average volume of interest-bearing deposits was $152.7 million with a cost of 3.91% for the six-month period ending March 31, 2001 as compared to $141.2 million with a cost of 3.58% for six-month period ending March 31, 2000. As a result of an increase in borrowing from the Federal Home Loan Bank of Boston to fund the purchase of variable-rate real estate loans, the average volume of interest-bearing borrowing was $16.5 million with a cost of 6.51% for the six-month period ending March 31, 2001 as compared to $4.1 million with a cost of 5.19% for six-month period ending March 31, 2000.

      Net Interest Income: The Bank's net interest income increased by $412 thousand for the six-month period ended March 31, 2001, or 13.4%, to $3.5 million from $3.1 million for the six-month period ending March 31, 2000. The increase was attributed to the combination of an increase in interest and dividend income of $1.3 million offset to a lesser extent by an increase in interest expense of $0.9 million. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, declined to 2.88% for the six-month period ended March 31, 2001 as compared to 3.17% for the six-month period ending March 31, 2000.

      Provision for Loan Losses: The Bank's provision for loan losses was $24 thousand for the six-month period ended March 31, 2001 compared to $0 for the six-month period ending March 31, 2000. As the Bank expands its commercial lending activities, management believes that increases in the provision are likely since commercial lending generally has a higher degree of risk compared to lending secured by residential, one-to-four family dwellings.

      Other Income: Other income consists primarily of fee income for Bank services, gains and losses from the sale of securities and income from the writing of covered call options on common stock held in the Bank's stock portfolio. Total other income increased by 29.4% to $748 thousand for the six-month period ended March 31, 2001, as compared to $578 thousand for six-month period ending March 31, 2000. The primary reason for the increase was due to significantly higher levels of customer service fees earned from the sale of non-insured investment products. Net gains on the sale of securities available for sale increased by $136 thousand to $315 thousand for the six-months ended March 31, 2001 as compared to $179 thousand for the six-month period ended March 31, 2000. Income from covered call options declined by 91.1% to $16 thousand from $180 thousand for the six-month periods ended March 31, 2001 and 2000, respectively. At March 31, 2001, the Bank had no outstanding options written on common stock held in its portfolio.

      Operating Expenses: For the six month period ended March 31, 2001, operating expenses increased by $639 thousand, or 22.5%, to $3.5 million from $2.8 million for six month period ending March 31, 2000. The increase was primarily due to salary and benefit expenses associated with additional staff and incentive payments to support the sale of non-insured investment products, plus personnel to support training and information technology. The most recent six-month period ending March 31, 2001 also reflects increased expenses relating to legal, accounting, transfer agent, publishing and other costs associated with the Company's first annual meeting of its stockholders. The increase in operating expenses is also a result of the Bank's efforts to update its computers along with the associated increases in data processing costs. The Bank replaced many older computers with newer equipment in order to allow for the migration to more efficient transaction processing systems, use of electronic mail and Internet services and to provide enhanced customer services. Other general and administrative services increased due to increases in directors' fees, expenses associated with the development and maintenance of the Bank's web site, the increased use of the telephone and postage and increased expenses for office supplies.

      Income Taxes. The provision for income taxes declined by $29 thousand to $198 thousand for the six month period ended March 31, 2001 as compared to $227 thousand for the six month period ended March 31, 2000, resulting in an effective tax rate of 27.0% and 27.9% for the six-month periods ended March 31, 2001 and 2000, respectively. The Bank utilizes security investment subsidiaries to substantially reduce state income taxes and receives the benefit of a dividends received deduction on common stock. Additionally, the Bank receives favorable tax treatment from the increase in the cash surrender value of Bank-owned life insurance.

      Change in Accounting Principle. At October 1, 2000 the Bank adopted a new accounting standard for reporting covered call options. By adopting this standard, the Bank recorded pre-tax earnings of $223 thousand for the six-month period ended March 31, 2001. After related taxes at the rate of 34%, or, $76 thousand, the standard resulted in additional income of $147 thousand. In accordance with SFAS No. 133, the adoption of this statement was accounted for as a cumulative effect of a change in accounting principle. At March 31, 2001, the Bank had no outstanding options written on common stock held in its portfolio.

Liquidity and Capital Resources

      The term "liquidity" refers to the Bank's ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. The Bank's primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by the Bank's operations. The Bank also has expanded its use of borrowings from the Federal Home Loan Bank of Boston as part of its management of interest rate risk. At March 31, 2001, the Bank had $16.5 million in outstanding borrowings.

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

      The Bank's primary investing activities are the origination or purchase of one- to four-family real estate and other loans, the purchase of mortgage-backed securities and the purchase of investment securities. During the six months ended March 31, 2001, the Bank originated loans of $14.8 million, purchased mortgage-backed securities of $2.3 million and purchased investment securities of $11.0 million. These investing activities were funded by deposit growth, principal payments on mortgage loans and mortgage-backed securities, calls and maturities on investment securities and funds provided by the Bank's operating activities. Principal repayments on loans and mortgage-backed securities totaled $12.8 million for the six months ended March 31, 2001. Maturities of investment securities totaled $3.8 million during the six months ended March 31, 2001. Sales and calls of investment securities provided cash flows of $10.0 million during the six months ended March 31, 2001.

      Total deposits increased $14.1 million, during the six months ended March 31, 2001. The level of interest rates and products offered by competitors and other factors affects deposit flows. Certificate of deposit accounts scheduled to mature within one year were $52.6 million at March 31, 2001. Based on the Bank's deposit retention experience and current pricing strategy, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund, the Federal Deposit Insurance Corporation and other available reports, which compare the Bank's liquidity with banks in its peer group. The Bank anticipates that it will have sufficient funds to meet its current funding commitments.

      The Bank has begun an expansion of its facilities by constructing an addition to its existing executive office. The construction expenses for this addition are expected to total approximately $1.8 million. On December 16, 1999, the Bank entered into a purchase and sale agreement to acquire approximately 0.8 acres of land and buildings located at 23/25 Maple Avenue, Shrewsbury for the sum of $935 thousand, subject to adjustments and numerous conditions. The site is adjacent to the Bank's current leased branch office at 19 Maple Avenue, Shrewsbury. If the sale is completed, the Bank's plan is to relocate its 19 Maple Avenue branch to a newly constructed building located at 23/25 Maple Avenue. The Bank anticipates that it will have sufficient funds to meet these planned capital expenditures throughout 2001.

      At March 31, 2001, the Bank exceeded each of the applicable regulatory capital requirements. The Bank's leverage (tier 1) capital was approximately $24.1 million, or 11.30% of adjusted total average assets for the quarter. In order to be classified as "well-capitalized" by the FDIC, the Bank was required to have leverage (tier 1) capital of $10.7 million, or 5.0%. To obtain such classification, the Bank must also have a risk-based total capital ratio of 10.00% of total risk-weighted assets. At March 31, 2001, the Bank had a risk-based total capital ratio of 20.52%.

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

            None

Item 5.     Other Information.

            None

Item 6.     Exhibits and Reports on Form 8-K.

(a)   Exhibits.

      None

(b)   Reports on 8-K.

      None.


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Westborough Financial Services, Inc.


Date:    May 14, 2001             By: /s/ Joseph F. MacDonough
                                      -------------------------------------
                                      President and Chief Executive Officer


Date:    May 14, 2001             By: /s/ John L. Casagrande
                                      -------------------------------------
                                      Sr. Vice-President and Treasurer