Form 10QSB
period 2001-06-30
WESTBOROUGH FINANCIAL SERVICES INC
filed 2001-08-14
CIK 1087843

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

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

YES   X   NO
    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                Class                 Outstanding as of August 14, 2001
                -----                 ---------------------------------

    Common Stock, par value $0.01                 1,581,374


Transitional Small Business Disclosure Format (check one):

YES       NO   X
    -----    -----

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


             WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY


INDEX

PART I.  FINANCIAL INFORMATION                                                1
Item 1.     Financial Statements                                              1

      Consolidated Balance Sheets                                             1
      June 30, 2001 and September 30, 2000

      Consolidated Statements of Income                                       2
       For Three and Nine Months Ended June 30, 2001 and 2000

      Consolidated Statements of Changes in Stockholders' Equity              3
       For Nine Months Ended June 30, 2001 and 2000

      Consolidated Statements of Cash Flows                                   4
       For Nine Months Ended June 30, 2001 and 2000

      Notes to Unaudited Consolidated Financial Statements                    5

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                              6

PART II.  OTHER INFORMATION                                                  13

Item 1.  Legal Proceedings.                                                  13

Item 2.  Changes in Securities and Use of Proceeds.                          13

Item 3.  Defaults upon Senior Securities.                                    13

Item 4.  Submission of Matters to a Vote of Security Holders.                13

Item 5.  Other Information.                                                  13

Item 6.  Exhibits and Reports on Form 8-K.                                   13

SIGNATURES                                                                   14



PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.     Financial Statements

             Westborough Financial Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                           (Dollars in thousands)


                                                        June 30,        September 30,
                                                          2001             2000
                                                        --------        -------------
                                                        (Unaudited)

Assets
  Cash and due from banks                                $  8,661         $  4,599
  Federal funds sold                                        7,091            7,510
  Short-term investments                                    2,280            2,351
                                                         -------------------------
      Total cash and cash equivalents                      18,032           14,460

  Securities available for sale                            68,549           69,216
  Federal Home Loan Bank stock, at cost                     1,100              903
  Loans, net                                              128,233          113,559
  Banking premises and equipment, net                       2,627            2,192
  Accrued interest receivable                               1,429            1,317
  Deferred income taxes                                       635              881
  Cash surrender value of life insurance                    4,391            3,133
  Other assets                                                195              315
                                                         -------------------------
      Total assets                                       $225,191         $205,976
                                                         =========================

Liabilities and Stockholders' Equity
  Deposits                                               $181,011         $163,405
  Federal Home Loan Bank advances                          16,500           16,500
  Mortgagors' escrow accounts                                 196              247
  Accrued expenses and other liabilities                    1,575            1,108
                                                         -------------------------
      Total liabilities                                   199,282          181,260
                                                         -------------------------

Commitments and Contingencies

Preferred stock, $.01 par value, 1,000,000 shares
 authorized, none outstanding                                   0                0
Common stock, $.01 par value, 5,000,000 shares
 authorized, 1,581,374 issued and outstanding                  16               16
Additional paid-in capital                                  4,544            4,541
Retained earnings                                          21,634           20,931
Accumulated other comprehensive income (loss)                 113             (352)
Unearned compensation-employee stock ownership plan          (398)            (420)
                                                         -------------------------
Total stockholders' equity                                 25,909           24,716
                                                         -------------------------
Total liabilities and stockholders' equity               $225,191         $205,976
                                                         =========================


See accompanying notes to unaudited consolidated financial statements


             Westborough Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Income
                (Dollars in Thousands, except per share data)


                                                               Three Months Ended           Nine Months Ended
                                                                    June 30,                    June 30,
                                                             -----------------------     -----------------------
                                                               2001          2000          2001          2000
                                                               ----          ----          ----          ----
                                                                   (unaudited)                 (unaudited)

Interest and dividend income:
  Interest and fees on loans                                    $2,254        $1,836       $ 6,629        $5,276
  Interest and dividends on investment securities                1,084         1,101         3,398         3,152
  Interest on federal funds sold                                   139            82           382           234
  Interest on short term investments                                26            39           111           111
                                                                ------------------------------------------------
      Total interest and dividend income                         3,503         3,058        10,520         8,773
                                                                ------------------------------------------------

Interest expense:
  Interest on deposits                                           1,472         1,306         4,459         3,837
  Interest on borrowings                                           268            52           805           157
                                                                ------------------------------------------------
      Total interest expense                                     1,740         1,358         5,264         3,994
                                                                ------------------------------------------------
Net interest income                                              1,763         1,700         5,256         4,779
Provision for loan losses                                           12             0            36             0
                                                                ------------------------------------------------
Net interest income, after provision for loan losses             1,751         1,700         5,220         4,779
                                                                ------------------------------------------------

Other income:
  Customer service fees                                            156            92           507           253
  Income from covered call options                                   0            50            16           230
  Gain on sales of securities available for sale, net              257           149           573           328
  Miscellaneous                                                     33            30            98            88
                                                                ------------------------------------------------
      Total other income                                           446           321         1,194           899
                                                                ------------------------------------------------

Operating expenses:
  Salaries and employee benefits                                 1,007           736         2,737         2,229
  Occupancy and equipment expenses                                 234           211           721           625
  Data processing expenses                                         126            78           332           231
  Marketing expenses                                               103           115           231           234
  Professional fees                                                 73            79           253           143
  Other general and administrative expenses                        306           295         1,060           897
                                                                ------------------------------------------------
      Total operating expenses                                   1,849         1,514         5,334         4,359
                                                                ------------------------------------------------

Income before income taxes and cumulative change in
 accounting principle                                              348           507         1,080         1,319
Provision for income taxes                                          89           142           287           369
                                                                ------------------------------------------------
Income before cumulative effect of change in
 accounting principle                                              259           365           793           950
Cumulative effect of change in accounting principle,
 net of $76 of related tax effect, for the adoption of a
 new accounting standard for covered call options                    0             0           147             0
                                                                ------------------------------------------------
Net income                                                      $  259        $  365       $   940        $  950
                                                                ================================================

Number of weighted average shares outstanding                1,541,226     1,538,648     1,540,268           N/A
Earnings per share - Basic                                      $ 0.17        $ 0.24       $  0.61           N/A


See accompanying notes to unaudited consolidated financial statements.


             Westborough Financial Services, Inc. and Subsidiary
         Consolidated Statements of Changes in Stockholders' Equity
                  Nine months ended June 30, 2001 and 2000
                           (Dollars in Thousands)


                                                                                          Accumulated
                                                              Additional                     Other          Unearned
                                                   Common      Paid-in       Retained     Comprehensive      Comp -
                                                   Stock       Capital       Earnings     Income (Loss)       ESOP        Total
                                                   ------     ----------     --------     -------------     --------      -----
                                                                                    (Unaudited)

Balance at September 30, 1999                       $ 0         $    0       $19,680         ($399)         $    0       $19,281

Comprehensive income:
  Net income                                          0              0           950             0               0           950
  Change in net unrealized gain on
   securities available for sale, net of
   reclassification adjustment and tax effects        0              0             0          (417)              0          (417)
                                                                                                                         -------
      Total comprehensive income                                                                                             533

Net proceeds from sale of common stock               16          4,542             0             0               0         4,558
Purchase of ESOP shares; 44,200 shares at $10         0              0             0             0            (442)         (442)
ESOP shares committed to be released                  0             (1)            0             0              15            14
                                                    ----------------------------------------------------------------------------

Balance at June 30, 2000                            $16         $4,541       $20,630         ($816)          ($427)      $23,944
                                                    ============================================================================

Balance at September 30, 2000                       $16         $4,541       $20,931         ($352)          ($420)      $24,716
                                                                                                                         -------

Comprehensive income:
  Net income                                          0              0           940             0               0           940
  Change in net unrealized loss on
   securities available for sale, net of
   reclassification adjustment and tax effects        0              0              0          465               0           465
                                                                                                                         -------
      Total comprehensive income                                                                                           1,405
                                                                                                                         -------

Dividends paid, $0.15 per share outstanding           0              0          (237)            0               0          (237)
Increase in stock value                               0              3             0             0               0             3
ESOP shares committed to be released                  0              0             0             0              22            22
                                                    ----------------------------------------------------------------------------

Balance at June 30, 2001                            $16         $4,544       $21,634         $ 113           ($398)      $25,909
                                                    ============================================================================


See accompanying notes to unaudited consolidated financial statements.


             Westborough Financial Services, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                           (Dollars in Thousands)


                                                                            Nine Months Ended
                                                                     -------------------------------
                                                                     June 30, 2001     June 30, 2000
                                                                     -------------     -------------
                                                                               (Unaudited)

Cash flows from operating activities:
  Net income                                                           $    940          $    950
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                                                36                 0
    Gain on sales of securities available for sale, net                    (573)             (328)
    Recognition of income from covered call options                         (16)             (230)
    Accretion on securities, net                                            (32)              (13)
    Depreciation expense                                                    299               258
    Amortization of net deferred loan costs (fees), net                     547                 4
    Amortization of unearned compensation - ESOP                             22                14
    Increase in accrued interest receivable                                (112)             (100)
    Increase in cash surrender value of life insurance                     (258)             (180)
    Other, net                                                            1,030               569
                                                                       --------------------------
      Net cash provided by operating activities                           1,883               944
                                                                       --------------------------

Cash flows from investing activities:
  Purchase of securities available for sale                             (22,961)          (17,174)
  Purchase of Federal Home Loan Bank stock                                 (197)              (53)
  Proceeds from sales and calls of securities available for sale         15,141             5,686
  Proceeds from maturities of securities available for sale               7,311             3,602
  Principal repayments received on mortgage and asset
   backed securities                                                      2,068             2,507
  Loans originated, net of payments received                            (15,257)           (8,590)
  Purchase of banking premises and equipment                               (734)             (268)
  Purchase of life insurance policies                                    (1,000)                0
                                                                       --------------------------
      Net cash used by investing activities                             (15,629)          (14,290)
                                                                       --------------------------

Cash flows from financing activities:
  Net increase in deposits                                               17,606             9,324
  Net decrease in mortgagors escrow accounts                                (51)              (32)
  Net proceeds received from stock offering                                   0             4,558
  Purchase of ESOP shares                                                     0              (442)
  Dividends paid                                                           (237)                0
                                                                       --------------------------
      Net cash provided by financing activities                          17,318            13,408
                                                                       --------------------------

Net increase in cash and cash equivalents                                 3,572                62

Cash and cash equivalents at beginning of period                         14,460            10,718
                                                                       --------------------------

Cash and cash equivalents at end of period                             $ 18,032          $ 10,780
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

      3)  Contingencies.

      At June 30, 2001, the Bank had loan commitments to borrowers of $3.9 million, commitments of home equity loans of $365 thousand, available home equity lines of credit of $8.0 million, unadvanced funds on commercial lines of credit of $1.7 million, and personal overdraft lines of credit of approximately $389 thousand. The Bank had no commitments to purchase loans or securities at June 30, 2001. In order to create a platform for the accomplishment of the Bank's goals, the Bank has begun to make significant investments in its physical infrastructure and human and technological resources. In particular, the Bank is expanding and renovating its main office. The cost to complete this expansion and renovation is approximately $1.8 million and it is scheduled to be completed in the Fall of 2001. The Bank also has a deposit on land in Shrewsbury where it plans to relocate its current Maple Avenue branch. No formal estimates or contracts have been entered into for this branch. Such investments have been and, in the future, will be necessary to ensure that adequate resources are in place to offer increased products and services. As a result, for a period of time, the Bank expects operating expenses to increase and net income to be adversely impacted. The Bank believes, however, that its long-term profitability should improve as it realizes the benefits of diversified product lines and market share growth

      4)  Earnings per Share.

      Earnings per share for the three and nine-month periods ended June 30, 2001 is computed using 1,541,226 and 1,540,268 weighted average shares outstanding, respectively. Earnings per share data for the three-month period ended June 30, 2000 is computed using 1,538,648 shares outstanding, however, earning per share data is not presented for the nine-month period ended June 30, 2000 because shares of common stock were not issued until February 15, 2000.

      5)  Adoption of New Accounting Pronouncement.

      On October 1, 2000 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which required the Company to record the after-tax effects of changes in the fair value of covered call options through current income. Previously, such changes were included in accumulated comprehensive income (loss). By adopting this standard, the Bank recorded pre-tax earnings of $223 thousand for the nine-month period ended June 30, 2001. After related taxes at the rate of 34%, or, $76 thousand, the standard resulted in additional income of $147 thousand.

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

Comparison of Financial Condition at June 30, 2001 and September 30, 2000

      The Bank's total assets increased by $19.2 million, or 9.3%, to $225.2 million at June 30, 2001 from $206.0 million at September 30, 2000. Much of this increase was due to an increase in net loans. During this period, net loans increased by $14.7 million, or 12.9%, to $128.2 million at June 30, 2001, from $113.6 million at September 30, 2000. The loan increase was primarily due to the purchase of adjustable-rate real estate loans and the origination of commercial and personal loans. Asset quality remained strong, with non-performing assets as a percent of total assets of
 .03% at June 30, 2001.

      Total deposits increased by $17.6 million, or 10.8%, to $181.0 million at June 30, 2001 from $163.4 million at September 30, 2000. Most of this increase was attributable to increases in interest-bearing certificates of deposit, NOW and demand deposit accounts and an increase in variable-rate tiered and regular savings deposits.

      Total stockholders' equity increased by $1.2 million to $25.9 million at June 30, 2001 from $24.7 million at September 30, 2000 primarily as a result of net income of $940 thousand and an increase of $465 thousand in accumulated other comprehensive income. Accumulated other comprehensive income, which measures the after-tax change in the value of securities considered available for sale, increased as a result of a decline in market interest rates at June 30, 2001. Also, during the nine-month period ended June 30, 2001, the Company declared and paid cash dividends of $.15 per common share, which reduced stockholders' equity by $237 thousand for the nine-month period.

Comparison of Operating Results for the Three Months Ended June 30, 2001
and 2000

      Net Income: The Company reported earnings per share for the quarter ended June 30, 2001 of $0.17 on net income of $259 thousand as compared to earnings per share for the quarter ended June 30, 2000 of $0.24 on net income of $365 thousand. For the quarter ended June 30, 2001, net income declined by $106 thousand, or 29.0%, to $259 thousand as compared to $365 thousand for the quarter ended June 30, 2000. The quarterly decline was primarily due to an increase in salary, benefits and other operating expenses, offset, to a lesser extent, by increases in non-interest income from security transactions, other fees and by an increase in net interest income. The Bank's annualized return on average assets for the quarter ended June 30, 2001 was 0.47% compared to 0.78% for the quarter ended June 30, 2000.

      Interest and Dividend Income: The Bank's interest and dividend income increased by $445 thousand, or 14.6%, to $3.5 million for the quarter ended June 30, 2001, from $3.1 million for the quarter ended June 30, 2000. The increase was due mainly to a higher level of average interest-earning assets and to a lesser extent due to a lower average interest rate earned on such assets. The average volume of interest-earning assets for the quarter ended June 30, 2001 was $206.9 million earning an average rate of 6.77% as compared to an average volume of $174.3 million earning an average rate of 7.02% for the quarter ending June 30, 2000. The Bank experienced continued growth in real estate and commercial lending and deployed additional cash flows into investment securities. The real estate loan increase was primarily due to increased variable rate loans purchased which were secured by one-to-four family real estate. The average balance of loans for the quarter ended June 30, 2001 was $122.8 million earning 7.34% as compared to an average balance of $97.9 million earning 7.50% for the quarter ending June 30, 2000. The average balance of investment securities for the quarter ended June 30, 2001 was $70.6 million earning 6.14% as compared to an average balance of $68.5 million earning 6.42% for the quarter ending June 30, 2000. The average balance of short-term investments for the quarter ended June 30, 2001 was $13.5 million earning 4.89% as compared to an average balance of $7.8 million earning 6.21% for the quarter ending June 30, 2000.

      Interest Expense: Interest expense increased by $382 thousand, or 28.1%, to $1.7 million for the quarter ended June 30, 2001, from $1.4 million for the quarter ending June 30, 2000. Interest expense increased due to a higher average balance of such interest-bearing liabilities and to a lesser extent due to a higher average rate paid on interest-bearing liabilities. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and interest-bearing borrowing) was $175.6 million with a cost of 3.96% for the quarter ended June 30, 2001 as compared to $147.4 million with a cost of 3.68% for the quarter ending June 30, 2000. The average volume of interest-bearing deposits was $159.1 million with a cost of 3.70% for the quarter ending June 30, 2001 as compared to $143.4 million with a cost of 3.64% for quarter ending June 30, 2000. As a result of an increase in borrowing from the Federal Home Loan Bank of Boston to fund the purchase of variable-rate real estate loans, the average volume of interest-bearing borrowing was $16.5 million with a cost of 6.50% for the quarter ending June 30, 2001 as compared to $4.0 million with a cost of 5.20% for quarter ending June 30, 2000.

      Net Interest Income: The Bank's net interest income increased by $63 thousand for the quarter ended June 30, 2001, or 3.7%, to $1.8 million from $1.7 million for the quarter ending June 30, 2000. The increase was attributed to the combination of an increase in interest and dividend income of $445 thousand offset by an increase in interest expense of $382 thousand. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, declined to 2.81% for the quarter ended June 30, 2001 as compared to 3.33% for the quarter ending June 30, 2000.

      Provision for Loan Losses: The Bank's provision for loan losses was $12 thousand for the quarter ended June 30, 2001 compared to $0 for the quarter ending June 30, 2000. As the Bank expands its commercial lending activities, management believes that increases in the provision are likely since commercial lending generally has a higher degree of risk compared to lending secured by residential, one-to-four family dwellings.

      Other Income: Other income consists primarily of fee income for Bank services, gains and losses from the sale of securities and income from the writing of covered call options on common stock held in the Bank's stock portfolio. Total other income increased by 38.9% to $446 thousand for the quarter ended June 30, 2001, as compared to $321 thousand for quarter ending June 30, 2000. The primary reason for the increase was due to a significantly higher level of net gains from the sale of securities available for sale. Such net gains increased by $108 thousand, to $257 thousand for the three-month period ended June 30, 2001, from $149 thousand for the three-month period ended June 30, 2001. Income from the writing of covered call option declined to $0 for the quarter ending June 30, 2001 from $50 thousand for the quarter ending June 30, 2000. At June 30, 2001, the Bank had no outstanding options written on common stock held in its portfolio. Customer service fees and miscellaneous income increased by $67 thousand, or 54.9%, to $189 thousand for the quarter ended June 30, 2001 from $122 thousand for the quarter ended June 30, 2000. This increase is primarily due to the increase in commissions earned from the sale of non-insured investment products and increases in the cash surrender value of Bank-owned life insurance.

      Operating Expenses: For the quarter ended June 30, 2001, operating expenses increased by $335 thousand, or 22.1%, to $1.8 million from $1.5 million for quarter ending June 30, 2000. The increase was primarily due to increased salary and benefit expenses associated with additional staff to support training and information technology, increased supplemental employee retirement plan expenses and increased incentive commissions to support a higher level of sales of non-insured investment products. The increase in operating expenses is also a result of the Bank's efforts to update its computer equipment along with the associated increases in data processing costs. The Bank replaced many older computer equipment with newer equipment in order to allow for the migration to more efficient transaction processing systems, use of electronic mail and Internet services and to provide enhanced customer services. Other general and administrative services increased due to increases in directors' fees, expenses associated with the development and maintenance of the Bank's web site, the increased use of the telephone and postage and increased expenses for office supplies.

      Income Taxes. Reflecting the decline in income before income taxes, the provision for income taxes declined by $53 thousand to $89 thousand for the quarter ended June 30, 2001 as compared to $142 thousand for the quarter ended June 30, 2000, resulting in an effective tax rate of 25.6% and 28.0% for the quarter ended June 30, 2001 and 2000, respectively. The Bank utilizes security investment subsidiaries to substantially reduce state income taxes and receives the benefit of a dividends received deduction on common stock. Additionally, the Bank receives favorable tax treatment from the increase in the cash surrender value of Bank-owned life insurance.

Comparison of Operating Results for the Nine-months ended June 30, 2001 and
2000

      Net Income: The Company reported earning per share for the nine-month period ended June 30, 2001 of $0.61 on income of $940 thousand. Earnings per share data for the nine-month period ended June 30, 2000 is not applicable since the Company's stock commenced trading on February 16, 2000. For the nine-month period ended June 30, 2001, net income declined by $10 thousand, or 1.1%, to $940 thousand as compared to $950 thousand for the nine-month period ended June 30, 2000. The decline was primarily due to an increase in operating expenses, offset, to a lesser extent, by an increase in net interest income, customer service fees and net gains from investment activity. The Bank's annualized return on average assets was
 .58% for the nine-month period ended June 30, 2001 as compared to .70% for the nine-month period ended June 30, 2000.

      Interest and Dividend Income: The Bank's interest and dividend income increased $1.7 million, or 19.9%, to $10.5 million for the nine-month period ended June 30, 2001, from $8.8 million for the nine-month period ended June 30, 2000. The increase was due mainly to a higher level of average interest-earning assets, and, to a lesser extent, by an increase in the average rate earned on earning assets. The average volume of interest-earning assets for the nine-month period ended June 30, 2001 was $201.7 million earning an average rate of 6.95% as compared to an average volume of $170.2 million earning an average rate of 6.87% for the nine-month period ending June 30, 2000. The Bank experienced continued growth in real estate and commercial lending and deployed additional cash flows into investment securities and short-term investments. The real estate loan increase was primarily due to increased variable rate loans purchased in August 2000, which were secured by one-to-four family real estate. The average balance of loans for the nine-month period ended June 30, 2001 was $117.5 million earning 7.53% as compared to an average balance of $94.8 million earning 7.42% for the nine-month period ending June 30, 2000. The average balance of investment securities for the nine-month period ended June 30, 2001 was $72.0 million earning 6.30% as compared to an average balance of $67.4 million earning 6.23% for the nine-month period ending June 30, 2000. The average balance of short-term investments for the nine-month period ended June 30, 2001 was $12.3 million earning 5.35% as compared to an average balance of $7.9 million earning 5.82% for the nine-month period ending June 30, 2000.

      Interest Expense: Interest expense increased by $1.3 million, or 31.8%, to $5.3 million for the nine-month period ended June 30, 2001, from $4.0 million for the nine-month period ending June 30, 2000. Interest expense increased due to a higher average volume of interest-bearing liabilities and a higher average interest rate paid on such interest-bearing liabilities. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and interest-bearing borrowing) was $171.3 million with a cost of 4.10% for the nine-month period ended June 30, 2001 as compared to $146.0 million with a cost of 3.65% for the nine-month period ending June 30, 2000. The average volume of interest-bearing deposits was $154.8 million with a cost of 3.84% for the nine-month period ending June 30, 2001 as compared to $142.0 million with a cost of 3.60% for nine-month period ending June 30, 2000. As a result of an increase in borrowing from the Federal Home Loan Bank of Boston to fund the purchase of variable-rate real estate loans, the average volume of interest-bearing borrowing was $16.5 million with a cost of 6.51% for the nine-month period ending June 30, 2001 as compared to $4.0 million with a cost of 5.19% for nine-month period ending June 30, 2000.

      Net Interest Income: The Bank's net interest income increased by $477 thousand for the nine-month period ended June 30, 2001, or 10.0%, to $5.3 million from $4.8 million for the nine-month period ending June 30, 2000. The increase was attributed to the combination of an increase in interest and dividend income of $1.7 million offset to a lesser extent by an increase in interest expense of $1.3 million. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, declined to 2.86% for the nine-month period ended June 30, 2001 as compared to 3.23% for the nine-month period ending June 30, 2000.

      Provision for Loan Losses: The Bank's provision for loan losses was $36 thousand for the nine-month period ended June 30, 2001 compared to $0 for the nine-month period ending June 30, 2000. As the Bank expands its commercial lending activities, management believes that increases in the provision are likely since commercial lending generally has a higher degree of risk compared to lending secured by residential, one-to-four family dwellings.

      Other Income: Other income consists primarily of fee income for Bank services, gains and losses from the sale of securities and income from the writing of covered call options on common stock held in the Bank's stock portfolio. Total other income increased by $0.3 million, or 32.8%, to $1.2 million for the nine-month period ended June 30, 2001, as compared to $0.9 million for nine-month period ending June 30, 2000. The primary reason for the increase was due to significantly higher levels of customer service fees earned from the sale of non-insured investment products. Net gains on the sale of securities available for sale increased by $245 thousand to $573 thousand for the nine-months ended June 30, 2001 as compared to $328 thousand for the nine-month period ended June 30, 2000. Income from covered call options declined by 93.0% to $16 thousand from $230 thousand for the nine-month periods ended June 30, 2001 and 2000, respectively. At June 30, 2001, the Bank had no outstanding options written on common stock held in its portfolio.

      Operating Expenses: For the nine-month period ended June 30, 2001, operating expenses increased by $975 thousand, or 22.4%, to $5.3 million from $4.4 million for nine-month period ending June 30, 2000. The increase was primarily due to salary and benefit expenses associated with incentive payments to support the sale of non-insured investment products, plus, increased supplemental employee retirement plan expenses and expenses for personnel to support training and information technology. The most recent nine-month period ending June 30, 2001 also reflects increased expenses relating to legal, accounting, transfer agent, publishing and other costs associated with the Company's first annual meeting of its stockholders. Operating expenses also reflect the increased cost of the Bank's plan to update its computers along with the associated increases in data processing costs. The Bank replaced many older computers with newer equipment in order to allow for the migration to more efficient transaction processing systems, use of electronic mail and Internet services and to provide enhanced customer services. Other general and administrative services increased due to increases in directors' fees, expenses associated with the development and maintenance of the Bank's web site, the increased use of the telephone and postage and increased expenses for office supplies.

      Income Taxes. Reflecting the lower level of income before income taxes and cumulative change in accounting principle, the provision for income taxes declined by $82 thousand to $287 thousand for the nine-month period ended June 30, 2001 as compared to $369 thousand for the nine-month period ended June 30, 2000, resulting in an effective tax rate of 26.6% and 28.0% for the nine-month periods ended June 30, 2001 and 2000, respectively. The Bank utilizes security investment subsidiaries to substantially reduce state income taxes and receives the benefit of a dividends received deduction on common stock. Additionally, the Bank receives favorable tax treatment from the increase in the cash surrender value of Bank-owned life insurance.

      Change in Accounting Principle. At October 1, 2000 the Bank adopted a new accounting standard for reporting covered call options. By adopting this standard, the Bank recorded pre-tax earnings of $223 thousand for the nine-month period ended June 30, 2001. After related taxes at the rate of 34%, or, $76 thousand, the standard resulted in additional income of $147 thousand. In accordance with SFAS No. 133, the adoption of this statement was accounted for as a cumulative effect of a change in accounting principle. At June 30, 2001, the Bank had no outstanding options written on common stock held in its portfolio.

Liquidity and Capital Resources

      The term "liquidity" refers to the Bank's ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. The Bank's primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by the Bank's operations. The Bank also has expanded its use of borrowings from the Federal Home Loan Bank of Boston as part of its management of interest rate risk. At June 30, 2001, the Bank had $16.5 million in outstanding borrowings.

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

      The Bank's primary investing activities are the origination or purchase of one- to four-family real estate and other loans, the purchase of mortgage-backed securities and the purchase of investment securities. During the nine months ended June 30, 2001, the Bank originated loans of $31.2 million, purchased mortgage-backed securities of $7.2 million and purchased other investment securities of $15.8 million. These investing activities were funded by deposit growth, principal payments on mortgage loans and mortgage-backed securities, calls and maturities on investment securities and funds provided by the Bank's operating activities.
Principal repayments on loans and mortgage-backed securities totaled $18.6 million for the nine months ended June 30, 2001. Maturities of investment securities totaled $7.3 million during the nine months ended June 30, 2001. Sales and calls of investment securities provided cash flows of $15.1 million during the nine months ended June 30, 2001.

      Total deposits increased $17.6 million, during the nine months ended June 30, 2001. The level of interest rates and products offered by competitors and other factors affects deposit flows. Certificate of deposit accounts scheduled to mature within one year were $53.1 million at June 30, 2001. Based on the Bank's deposit retention experience and current pricing strategy, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund, the Federal Deposit Insurance Corporation and other available reports, which compare the Bank's liquidity with banks in its peer group. The Bank anticipates that it will have sufficient funds to meet its current funding commitments.

      The Bank has begun an expansion of its facilities by constructing an addition to its existing executive office. The construction cost for this addition is expected to total approximately $1.8 million and is scheduled to be completed in the fall of 2001. On December 16, 1999, the Bank entered into a purchase and sale agreement to acquire approximately 0.8 acres of land and buildings located at 23/25 Maple Avenue, Shrewsbury for the sum of $935 thousand, subject to adjustments and numerous conditions. The site is adjacent to the Bank's current leased branch office at 19 Maple Avenue, Shrewsbury. If the sale is completed, the Bank's plan is to relocate its 19 Maple Avenue branch to a newly constructed building located at 23/25 Maple Avenue. The Bank anticipates that it will have sufficient funds to meet these planned capital expenditures throughout 2001.

      At June 30, 2001, the Bank exceeded each of the applicable regulatory capital requirements. The Bank's leverage (tier 1) capital was approximately $24.3 million, or 11.07% of adjusted total average assets for the quarter. In order to be classified as "well-capitalized" by the FDIC, the Bank was required to have leverage (tier 1) capital of $11.0 million, or 5.0%. To obtain such classification, the Bank must also have a risk-based total capital ratio of 10.00% of total risk-weighted assets. At June 30, 2001, the Bank had a risk-based total capital ratio of 18.33%.

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


Westborough Financial Services, Inc.


Date:  August 14, 2001                 By: /s/ Joseph F. MacDonough
                                           ---------------------------

                                       President and Chief Executive Officer



Date:  August 14, 2001                 By: /s/ John L. Casagrande
                                           ---------------------------
                                       Sr. Vice-President and Treasurer