Form 10KSB
period 2001-09-30
WESTBOROUGH FINANCIAL SERVICES INC
filed 2001-12-28
CIK 1087843

U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                 FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2001

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

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The revenues for the issuer's fiscal year ended September 30, 2001 are $15,679,000.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On December 11, 2001: $8,324,841.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had 1,581,374 shares outstanding as of December 28, 2001.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Shareholders for the year ended September 30, 2001 are incorporated by reference into Part II of this Form 10-KSB.

      Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                               -----    -----

                              TABLE OF CONTENTS

                                                                  Page
                                                                  ----

FORWARD LOOKING STATEMENTS                                         (i)

PART I                                                              1
ITEM 1.  BUSINESS                                                   1
ITEM 2.  DESCRIPTION OF PROPERTY                                   38
ITEM 3.  LEGAL PROCEEDINGS                                         39
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       39

PART II                                                            39
ITEM 5.  MARKET FOR THE COMPANY COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS                                       39
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                       39
ITEM 7.  FINANCIAL STATEMENTS                                      39
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                       40

PART III                                                           40
ITEM 9.  DIRECTORS AND PRINCIPAL OFFICERS                          40
ITEM 10. EXECUTIVE COMPENSATION                                    40
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                            40
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            40
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                          40

SIGNATURES                                                         42

Forward Looking Statements

      Westborough Financial Services, Inc. (the "Company") and The Westborough Bank (the "Bank") may from time to time make written or oral "forward-looking statements" which may be identified by the use of such words as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions that are intended to identify forward-looking statements.

      Forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, which are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond the Company's control, and other factors identified in the Company's filings with the Securities and Exchange Commission and those presented elsewhere by management from time to time, could cause its financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which would cause actual results to differ materially from these estimates. These factors include, but are not limited to:

      *     conditions which effect general and local economies;
      * changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values and competition;
      *     changes in accounting principles, policies, or guidelines;
      *     changes in legislation or regulation; and
      * other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

      This list of important factors is not exclusive. The Company or the Bank does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

PART I

ITEM 1.     BUSINESS

General

      The Company is a Massachusetts chartered mid-tier holding company that completed its initial public offering in February 2000 in the reorganization of the Westborough Bank (the "Bank") from a Massachusetts chartered mutual savings bank into the Massachusetts mutual holding company form of organization. Pursuant to the reorganization, the Bank converted to a Massachusetts chartered stock savings bank as a wholly-owned subsidiary of the Company, which is majority owned by Westborough Bancorp, MHC ("MHC"), a Massachusetts chartered mutual holding company. The Company's common stock is traded on the Over-the-Counter Bulletin Board under the symbol "WFSM."

      The Company's principal business is its investment in the Bank. The Bank is headquartered in Westborough, Massachusetts and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the applicable legal limits and by the Depositors Insurance Fund. As a Massachusetts stock savings bank, the Bank is examined by the Division of Banks for the Commonwealth of Massachusetts (the "Division") and the FDIC. The Bank currently serves primarily in the towns of Westborough, Northborough and Shrewsbury, Massachusetts. The Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank attracts retail deposits from the general public and invests those funds primarily in loans secured by first mortgages on owner-occupied, one- to four-family residences.

      Unless otherwise indicated, the information presented in this Annual Report on Form 10-KSB represents the consolidated activity of the Company and its subsidiary for the fiscal year ended September 30, 2001.

      At September 30, 2001, total assets were $225.7 million, deposits were $185.1 million and total stockholders' equity was $26.9 million.

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

Business Strategy

      Historically, the Bank's primary management strategy has been to offer savings and certificate of deposit accounts and residential mortgage loans in the market area of Westborough, Massachusetts and surrounding communities. At September 30, 2001, 80.6% of the Bank's loan portfolio consisted of one- to four-family residential first mortgage loans, with relatively few commercial real estate or commercial loans in its portfolio. In recent years, the Bank has adopted a growth-oriented strategy that has focused on expanding its product lines and services, providing expanded delivery systems for its customers and extending its branch network. The Bank believes that this business strategy is best for its long-term success and viability, and complements its existing commitment to high quality customer service. In connection with the Bank's overall growth strategy, it seeks to:

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

      In order to create a platform for the accomplishment of the Bank's goals, the Bank has begun to make significant investments in its physical infrastructure and human and technological resources. In particular, the Bank is expanding and renovating its main office. The total cost of this expansion and renovation is estimated to be approximately $2.2 million and it is scheduled to be completed in February 2002. The Bank also has a deposit on land in Shrewsbury for the relocation of its current Maple Avenue branch in that town. No formal estimates or contracts have been entered into for this branch relocation. Such investments have been and, in the future, will be necessary to ensure that adequate resources are in place to offer increased products and services. As a result, for a period of time, the Bank expects operating expenses to increase and net income to be adversely impacted. The Bank believes, however, that its long-term profitability should improve as it realizes the benefits of diversified product lines and market share growth.

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

      The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and percentages at the dates indicated.


                                                                        At September 30,
                             ------------------------------------------------------------------------------------------------------
                                    2001                 2000                 1999                 1998                 1997
                             ------------------   ------------------   ------------------   ------------------   ------------------
                                       Percent              Percent              Percent              Percent              Percent
                              Amount   of Total    Amount   of Total    Amount   of Total    Amount   of Total    Amount   of Total
                             ------------------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)

Real estate loans:
  Fixed rate mortgages       $ 53,431    39.42%   $ 47,964    41.68%   $52,674     56.12%    $47,239    55.81%    $29,450    40.64%
  Variable rate mortgages      55,859    41.21%     52,233    45.38%    30,485     32.48%     27,384    32.36%     33,812    46.66%
  Commercial                   13,149     9.70%      6,309     5.48%     3,198      3.41%      2,743     3.24%      2,915     4.02%
  Home equity lines of
   credit                       6,931     5.11%      4,027     3.50%     3,598      3.83%      3,918     4.63%      3,859     5.33%
                             ------------------------------------------------------------------------------------------------------
    Total real estate loans   129,370    95.44%    110,533    96.04%    89,955     95.84%     81,284    96.04%     70,036    96.65%
                             ------------------------------------------------------------------------------------------------------

Consumer loans:
  Personal                      1,196     0.88%        911     0.79%       571      0.61%        858     1.01%      1,069     1.48%
  Deposit secured                 652     0.48%        676     0.59%       651      0.69%        676     0.80%        557     0.77%
  Home improvement                759     0.56%        118     0.10%       199      0.21%        132     0.16%         73     0.10%
                             ------------------------------------------------------------------------------------------------------
    Total consumer loans        2,607     1.92%      1,705     1.48%     1,421      1.51%      1,666     1.97%      1,699     2.35%
                             ------------------------------------------------------------------------------------------------------

Commercial loans:
  Commercial lines of
   credit                       1,783     1.32%      1,403     1.22%     1,029      1.10%        599     0.71%        293     0.40%
  Commercial installment        1,795     1.32%      1,450     1.26%     1,457      1.55%      1,087     1.28%        437     0.60%
                             ------------------------------------------------------------------------------------------------------
    Total commercial loans      3,578     2.64%      2,853     2.48%     2,486      2.65%      1,686     1.99%        730     1.00%
                             ------------------------------------------------------------------------------------------------------
Total loans                   135,555   100.00%    115,091   100.00%    93,862    100.00%     84,636   100.00%     72,465   100.00%
                                        ======               ======               ======               ======               ======
Adjusted by:
  Due to borrowers on
   incomplete loans              (480)                (543)             (1,013)               (1,570)              (1,177)
  Net deferred loan costs         136                  120                 122                   109                   78
  Net premium (discount)
   on purchased loans             662                 (235)                  0                     0                    0
  Allowance for loan loss        (916)                (874)               (879)                 (827)                (786)
                             --------             --------             -------               -------              -------
  Net loans                  $134,957             $113,559             $92,092               $82,348              $70,580
                             ========             ========             =======               =======              =======

      Residential Mortgage Loans. The Bank's primary lending emphasis is the origination of first mortgage loans secured by one- to four-family properties that serve as the primary or secondary residence of the owner. As of September 30, 2001, loans on one- to four-family residential properties accounted for 80.6% of the Bank's total loan portfolio.

      Most of the Bank's loan originations are from existing or past customers, members of the Bank's local communities or referrals from local real estate agents, attorneys and builders. The Bank believes that its branch network, particularly as it expands, is a significant source of new loan generation.

      The Bank currently offers loans that conform to underwriting standards specified by Fannie Mae ("conforming loans") and also originates non-conforming loans, as described below. These loans may be fixed-rate one- to four-family mortgage loans or adjustable-rate one- to four-family mortgage loans with maturities of between 5 and 30 years. The non-conforming loans generally follow Fannie Mae guidelines except that the loan amount exceeds Fannie Mae guidelines' maximum limit of $275,000. The average size of the Bank's first mortgage loans originated during the year ended September 30, 2001 and the year ended September 30, 2000 was $187,000 and $181,000, respectively. The average size of the Bank's first mortgage loans was $108,000 at September 30, 2001. The Bank is an approved seller/servicer for Fannie Mae. From time to time, the Bank has sold loans in the secondary market although such sales have been infrequent. The loans that the Bank sells are all fixed-rate mortgage loans with terms of 30 years. Such loans, however, continue to be serviced by the Bank.

      The Bank's originations of first mortgage loans amounted to $20.9 million in fiscal year 2001, $17.2 million in fiscal year 2000 and $31.3 million in fiscal year 1999. A significant number of the Bank's first mortgage loan originations have been the result of refinancing of its existing loans due to the relatively low interest rate levels over the past three years.

      The Bank offers a variety of Adjustable Rate Mortgages ("ARMs") and fixed-rate one- to four-family mortgage loans with maximum loan-to-value ratios that depend on the type of property and the size of loan involved. The loan-to-value ratio is the loan amount divided by the appraised value of the property. The loan-to-value ratio is a measure commonly used by financial institutions to determine exposure to risk. The majority of the Bank's loans on owner-occupied one- to four-family homes are originated with a loan-to-value ratio of 80% or less. For first-time home buyers, the Bank has made loans on owner-occupied one- to four-family homes with a loan-to-value ratio of up to 95%. In such cases, the borrower is required to obtain mortgage insurance.

      The Bank currently offers fixed-rate mortgage loans with terms of 15, 20, 25 and 30 years secured by one- to four-family residences. The Bank prices its interest rates on fixed-rate loans to be competitive in light of market conditions.

      The Bank currently offers a variety of ARM loans secured by one- to four-family residential properties that initially adjust after one year, three years, five years, seven years, or ten years. After the initial adjustment period, ARM loans adjust on an annual basis. The ARM loans that the Bank currently originates have a maximum 30 year amortization period and are subject to the same loan-to-value ratios applicable to fixed-rate mortgage loans described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the average yield on United States treasury securities and generally are subject to a maximum increase of 2% per adjustment period and a limitation on the aggregate adjustment of 6% over the life of the loan. The Bank originated $13.6 million and $14.0 million of one- to four-family ARM loans in the years ended September 30, 2001 and 2000, respectively. During the year ended September 30, 2001, the Bank also purchased $5.7 million residential adjustable-rate loans from a local bank. These loans are being serviced by the seller and are located within the Bank's market area. At September 30, 2001, 41.2% of the Bank's total loans consisted of ARM loans, from 45.4% at September 30, 2000.

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

      The Bank's home equity lines of credit, which totaled $6.9 million, or 5.1% of total loans at September 30, 2001, are adjustable-rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences located in the Bank's market area. Interest rates on home equity credit lines are based upon the "prime rate" as published in the "Money Rates" section of the Wall Street Journal (the "index") with a minimum monthly principal payment of one-half of 1% of the outstanding principal balance of the loan. The maximum credit line available is equal to (i) the lesser of $250,000 or 80% of the Bank's appraisal of the property, or (ii) 50% of the tax assessment on the property. In each case, these amounts are reduced by the first mortgage balance. Such loans also have a maximum term of 15 years. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, cannot exceed 80% of the appraised value of the property.

      In conjunction with the Bank's residential mortgage lending, the Bank offers construction loans to the future occupants of single family homes.
At September 30, 2001, $1.3 million of the Bank's total loan portfolio consisted of gross residential construction loans. Unadvanced funds on these loans amounted to $463 thousand at September 30, 2001. These loans typically have a term of twelve months and are structured to become permanent loans upon the completion of construction. All such loans are secured by first liens on the property and are subject to a maximum loan-to-value ratio of 80%, which is based upon the anticipated value of the property. During the construction period, the interest rate for construction loans to individuals is equal to the index. Loans involving construction financing present a greater risk than loans for the purchase of existing homes since collateral values and construction costs can only be estimated at the time the loan is approved.

      Commercial Real Estate Loans. Origination of loans secured by commercial real estate is a growing area of lending for the Bank. At September 30, 2001, commercial real estate mortgage loans totaled $13.1 million, or 9.7% of total loans. These loans are generally secured by office buildings, condominiums, retail establishments and churches located within the Bank's market area.

      The Bank's commercial real estate loans are offered on a fixed- and adjustable-rate basis. Typical terms for such loans provide for a maximum seven-year re-pricing term with a 20 year amortization and a balloon payment in five to seven years, and a market interest rate, based upon the index, as adjusted to reflect inherent risk factors. Loans on commercial properties are also subject to a maximum loan-to-value ratio of 80% for the acquisition of the property and 75% for refinancing of the property.

      Pursuant to the Bank's underwriting standards, a number of factors are considered before a commercial real estate loan is made. The Bank evaluates qualifications and financial condition of the borrower, including credit history, profitability and managerial experience, as well as the appraised value and condition of the underlying property. Factors that the Bank considers in evaluating the underlying property include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of operating income to debt service) and, as noted above, the ratio of the loan amount to the appraised value of the property.

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

      The Bank's real estate loan portfolio also includes construction loans to builders and developers of residential properties within the Bank's market area. At September 30, 2001, $484 thousand consisted of gross commercial construction loans. Unadvanced funds on these loans amounted to approximately $17 thousand at September 30, 2001.

      Construction loans to builders typically are in amounts equal to 70% of the completed appraised value. Construction loans generally have up to twelve months with a fixed interest rate based upon the index plus a margin. In addition to securing the loan with the property under construction, the Bank generally obtains personal guarantees from the borrower. The proceeds of such loans are disbursed after certification by in-house personnel that specified stages of construction have been completed.

      Construction lending is generally considered to carry a higher level of risk than permanent mortgage financing because of the uncertainty of the value of the collateral upon completion. Repayment of such loans is also dependent upon the successful completion of the project and can be adversely affected by market conditions and other factors not within the control of the Bank or the borrower. The Bank seeks to control such risks by tying the amount of the loan advanced to a predetermined construction schedule, with appropriate inspections by local authorities, in order to ensure that loan proceeds are applied appropriately.

      Consumer Loans. At September 30, 2001, $2.6 million, or 1.9 % of the Bank's total loans, consisted of consumer loans such as personal, deposit secured and fixed-rate home improvement loans. Consumer loans generally have shorter terms to maturity, which reduces the Bank's exposure to changes in interest rates. Consumer loans also carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, the Bank believes that offering consumer loan products helps to expand and create stronger ties to the Bank's existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

      The Bank's personal loans consist of unsecured loans to individuals and secured loans for the purchase of new and used automobiles. The Bank's unsecured loans have a maximum term of 48 months. The terms of the Bank's automobile loans generally are determined by the age and condition of the vehicle. At September 30, 2001, the Bank's personal loans totaled $1.2 million, or 0.9% of total loans.

      The Bank also makes loans secured by deposit accounts up to 90% of the amount of the depositor's savings account balance. The rate for such loans is 2.0% higher than the rate paid on regular savings accounts and 3.0% higher than the rate paid on term deposits. Deposit secured loans totaled $0.7 million, or 0.5% of total loans at September 30, 2001.

      The Bank offers fixed-rate home improvement loans in amounts equal to that available for home equity credit line loans as discussed above. These loans are secured by owner-occupied one- to four-family residences for terms of up to 10 years. At September 30, 2001, these loans totaled $0.8 million, or 0.6% of total loans. Interest rates on fixed-rate home improvement loans are periodically set by the Bank's Loan Committee, consisting of the Bank's President, Treasurer and a Senior Loan Officer, after consultation with the Executive Committee and are based on market conditions. The underwriting terms and procedures applicable to these loans are substantially the same as for the Bank's home equity credit line loans.

      Commercial Loans. The Bank recently has made a commitment to small business lending by developing certain products and services for the small- and medium-sized businesses located in the Bank's market area. Such services are designed to give business owners borrowing opportunities for, among other things, modernization, inventory, equipment, consolidation and working capital. In addition, the Bank has tailored certain products and services, such as its business checking accounts and treasury and tax loan service, to better serve the needs of local businesses. The Bank also is an approved lender of the Small Business Administration. At September 30, 2001, $3.6 million, or 2.6%, of the Bank's total loans consisted of commercial loans. The Bank expects that commercial loans will comprise a growing portion of its total loan portfolio in the future.

      Commercial loans generally are limited to terms of five years or less. Substantially all commercial loans have variable interest rates tied to the prime rate. Whenever possible, the Bank collateralizes these loans with a lien on business assets and equipment and the personal guarantees of the borrower's principal officers (a lien may also be placed on one's primary residence).

      The Bank's commercial services are administered by the Bank's loan department. The Bank has an experienced commercial loan officer with considerable commercial lending expertise, including many years of banking experience in Massachusetts and personal ties to Westborough. The Bank also intends to add additional qualified employees as market conditions warrant. Assisting the commercial loan officer is a commercial loan administrator and a commercial loan credit analyst.

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

      The following table sets forth information with respect to originations, sales of loans and principal payments for the periods indicated.


                                                           For the Year Ended September 30,
                                               --------------------------------------------------------
                                                 2001        2000        1999        1998        1997
                                               --------------------------------------------------------
                                                                    (In thousands)

Loans, net:

Balance outstanding beginning of period        $113,559    $ 92,092    $ 82,348    $ 70,580    $ 65,243
                                               --------------------------------------------------------

Originations and Purchased Loans:
  Mortgage loans:
    Residential                                  20,892      17,194      31,280      32,346      25,928
    Commercial                                    7,023       4,453       1,583         476       3,217
    Home equity lines of credit                   7,326       2,611       3,198       3,397       3,187
                                               --------------------------------------------------------
      Total mortgage originations                35,241      24,258      36,061      36,219      32,332
  Commercial loans                                5,085       2,705       1,987       1,438         865
  Consumer loans                                  1,956       3,382       1,825       1,275         904
                                               --------------------------------------------------------
      Total originations                         42,282      30,345      39,873      38,932      34,101
                                               --------------------------------------------------------

  Purchased loans                                 9,484      12,791           0           0           0
                                               --------------------------------------------------------

Less:
  Principal repayments, unadvanced
   funds and other, net                         (30,326)    (21,674)    (30,077)    (26,780)    (28,548)
  Sale of mortgage loans, principal balance           0           0           0        (269)       (120)
  Provision for loan losses                         (48)          0         (45)        (39)        (96)
  Net loan charge-off (recoveries)                    6           5          (7)         (2)          0
  Transfers to foreclosed real estate                 0           0           0         (74)          0
      Total deductions                          (30,368)    (21,669)    (30,129)    (27,164)    (28,764)
                                               --------------------------------------------------------
  Net loan activity                              21,398      21,467       9,744      11,768       5,337
                                               --------------------------------------------------------
      Loans, net, end of period                $134,957    $113,559    $ 92,092    $ 82,348    $ 70,580
                                               ========================================================

      The following table presents, as of September 30, 2001, the dollar amount of all loans due after September 30, 2002, and whether such loans have fixed or adjustable interest rates.


                                  Due After September 30, 2002
                               ---------------------------------
                                Fixed     Adjustable     Total
                               ---------------------------------
                                        (In thousands)

Fixed rate mortgages           $52,721     $     0      $ 52,721
Variable rate mortgages              0      46,533        46,533
Commercial mortgage loans        3,782         970         4,752
Home equity lines of credit        157           0           157
Consumer loans                   1,702           0         1,702
Commercial loans                 1,143           0         1,143
                               ---------------------------------
      Total loans              $59,505     $47,503      $107,008
                               =================================

      Loan Commitments. The Bank generally makes loan commitments to borrowers not exceeding 45 days. At September 30, 2001, the Bank had $4.5 million in loan commitments outstanding, primarily for the origination of one- to four-family residential real estate loans, commercial loans and commercial real estate loans. Unadvanced funds on home equity lines of credit and commercial lines of credit at September 30, 2001 represented $8.3 million and $1.9 million, respectively.

      Loan Solicitation. Loan originations are derived from a number of sources, including the Bank's existing customers, referrals, realtors, advertising and "walk-in" customers at the Bank's offices.

      Loan Administration. The Bank's lending policies provide that the Bank's Loan Committee has authority to approve one- to four-family mortgage loans in amounts up to $500,000. One- to four-family mortgage loans in excess of $500,000 require the approval of the Bank's Executive Committee. Commercial real estate loans in amounts up to $850,000 may be approved by the Loan Committee. All other commercial real estate loans must be approved by the Executive Committee. Commercial and consumer loans in amounts up to $150,000 may be approved by the Bank's President, Treasurer or Senior Loan Officers. Together, these individuals also may approve commercial and consumer loans in amounts up to $600,000.

      The following generally describes the Bank's current lending procedures. Upon receipt of a completed loan application from a prospective borrower, the Bank orders a credit report and verifies certain other information. If necessary, the Bank obtains additional financial or credit related information. The Bank requires an appraisal for all mortgage loans, except for some loans made to refinance existing mortgage loans. Appraisals are performed by a licensed or certified third-party appraisal firms and are reviewed by the Bank's lending department. The Bank requires title insurance on all mortgage loans, except for home equity credit lines and fixed-rate home improvement loans. For these loans, the Bank requires evidence of previous title insurance. The Bank requires borrowers to obtain hazard insurance and may require borrowers to obtain flood insurance prior to closing. For properties with a private sewage disposal system, the Bank also requires evidence of compliance with applicable law. Further, the Bank requires borrowers to escrow funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, flood insurance and private mortgage insurance premiums, if required.

      Interest rates charged by the Bank on all loans are primarily determined by competitive loan rates offered in its market area and interest rate costs of the source of funding for the loan. The Bank may charge an origination fee on new mortgage loans. The origination fees, net of direct origination costs, are deferred and amortized into income over the life of the loan. At September 30, 2001, the amount of net deferred loan origination costs was $136,000.

      Loan Maturity and Re-pricing. The following table sets forth certain information as of September 30, 2001 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. This table does not include prepayments on scheduled principal amortizations.


                                                                           At September 30, 2001
                                         -----------------------------------------------------------------------------------------
                                                                                      Home
                                                         Variable     Commercial     Equity
                                          Fixed Rate       Rate       Mortgage      Lines of    Consumer    Commercial     Total
                                         Mortgages(1)    Mortgages      Loans        Credit       Loans        Loans       Loans
                                         -----------------------------------------------------------------------------------------
                                                                               (In thousands)

Amounts due:
  Within one year                          $   230        $ 9,326       $ 8,397     $ 6,774      $  905       $2,435      $ 28,067
  One to three years                           452          6,934           117         148         501          133         8,285
  Over three to five years                     860         12,479           971           9       1,201          776        16,296
  Over five to ten years                     7,839         22,947         1,010           0           0          234        32,030
  Over ten to twenty years                  42,202          4,173         2,648           0           0            0        49,023
  Over twenty years                          1,368              0             6           0           0            0         1,374
                                           ---------------------------------------------------------------------------------------
      Loans, gross                         $52,951        $55,859       $13,149     $ 6,931      $2,607       $3,578       135,075
                                           =========================================================================
  Net deferred loan origination costs                                                                                          136
  Net premium on purchased loans                                                                                               662
  Allowance for loan losses                                                                                                   (916)
                                                                                                                          ---------
      Loans, net                                                                                                          $134,957
                                                                                                                          ========

--------------------
<F1>  Net of unadvanced loan funds

      Non-Performing Assets, Asset Classification and Allowances for Losses. Management and the Loan Committee perform a monthly review of all delinquent loans. One of the primary tools the Bank uses to manage and control problem loans is the Bank's "Watch List." This list identifies all of the loans or commitments that are considered to have characteristics that could result in loss to the Bank if not properly supervised. The list is managed by the Loan Committee, which, together with the Executive Committee, meets periodically to discuss the status of the loans on the Watch List and to add or delete loans from the list. At September 30, 2001, the Bank had no loans more than 90 days past due and had $0.9 million and $1.1 million in assets classified as pass and substandard, respectively.
No assets were classified as special mention, doubtful or loss.

      The Bank had no non-performing assets at September 30, 2001 and 2000.

      The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated. At September 30, 2001, 2000, 1999, 1998 and 1997, the Bank had no non-accrual loans.


                                                                        At September 30,
                                                              ------------------------------------
                                                              2001    2000    1999    1998    1997
                                                              ------------------------------------
                                                                     (Dollars in thousands)

Non-accrual first mortgage loans                              $  0    $  0    $  0    $  0    $  0
Non-accural consumer and other loans                             0       0       0       0       0
Accruing loans delinquent 90 days or more                        0       0       0      55       0
      Total non-performing and delinquent loans                  0       0       0      55       0
Foreclosed real estate, net                                      0       0       0      74      19
                                                              ------------------------------------
      Total non-performing assets and delinquent loans        $  0    $  0    $  0    $129    $ 19
                                                              ====================================

Non-performing and delinquent loans to total loans            0.00%   0.00%   0.00%   0.06%   0.00%
Non-performing assets and delinquent loans to total assets    0.00%   0.00%   0.00%   0.08%   0.01%

      At September 30, 2001, the Bank was aware of 9 borrowers in an aggregate amount of $610 thousand that are not currently classified as non-accrual or 90 days past due but which may be so classified in the near future because of concerns over the borrowers' ability to comply with repayment terms.

      Loans are placed on non-accrual status when they are 90 days past due or, in the opinion of management, the collection of principal and interest is doubtful. When the Bank designates loans as non-accrual loans, it reverses outstanding interest that it previously recognized to income. The Bank may recognize income in the period that its collects it when the ultimate collectibility of principal is no longer in doubt. The Bank returns a non-accrual loan to accrual status when none of its principal or interest is past due or when it otherwise becomes well secured and in the process of collection.

      Impaired loans generally are individually assessed to determine whether a loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's cash flows. Groups of smaller balance loans, however, are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures. The Bank had no loans classified as impaired at September 30, 2001, 2000 and 1999, respectively. In addition at September 30, 2001, 2000 and 1999, the Bank had no loans classified as troubled debt restructurings, as defined in SFAS No. 15.

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

      Allowance for Loan Losses. The following table presents the activity in the Bank's allowance for loan losses at or for the dates indicated.


                                              At or for the Year Ended September 30,
                                         -------------------------------------------------
                                          2001      2000      1999         1998       1997
                                         -------------------------------------------------
                                                       (Dollars in thousands)

Balance at beginning of period           $ 874     $ 879     $  827       $  786     $ 690
Provision for loan losses                   48         0         45           39        96
Charge-off:
  Mortgage loans                             0         0          0            0         0
  Commercial Loans                           0         0          0            0         0
  Consumer loans                           (10)       (6)        (6)           0        (2)
      Total charge-offs                    (10)       (6)        (6)           0        (2)
Recoveries                                   4         1         13            2         2
                                         -------------------------------------------------
Balance at end of period                 $ 916     $ 874     $  879       $  827     $ 786
                                         =================================================

Net charge-offs/(recoveries) for
 the period                              $   6     $   5     $   (7)      $   (2)    $   0

Ratio of net charge-offs/(recoveries)
 to average loans outstanding
 during the period                       0.005%    0.005%    -0.008%      -0.003%    0.000%

Allowance for loan losses as a
 percent of total loans before the
 allowance for loan losses                0.67%     0.76%      0.95%        0.99%     1.10%

Allowance for loan losses as a
 percent of non-performing loans          0.00%     0.00%      0.00%     1503.64%     0.00%

      The allowance for loan losses is a valuation account that reflects the Bank's evaluation of the losses inherent in its loan portfolio. The Bank maintains the allowance through provisions for loan losses that it charges to income. The Bank charges losses on loans against the allowance for loan losses when it believes the collection of loan principal is unlikely.

      The Bank establishes the provision for loan losses after considering the results of its review of delinquency and charge-off trends, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio risk characteristics and regulatory guidance. The Bank has applied this process consistently, and the Bank has made minimal changes in the assumptions used.

      As part of the Bank's analysis, each month the Bank prepares an allowance for loan loss worksheet. This worksheet categorizes the entire loan portfolio by certain risk characteristics such as loan type, guarantees associated with a group of loans and payment status. Loans with known potential losses are categorized separately. The Bank assigns potential loss factors to the categories on the basis of its assessment of each category's status and the potential risk inherent in that type of lending. The Bank uses this worksheet, together with loan portfolio balances and delinquency reports, to evaluate the adequacy of the allowance for loan losses. Other key factors the Bank considers in this process are national, state and local economic considerations, trends in charge-off recovery, past and current trends in delinquency, trends in watch list activity, and trends in loan concentration.

      Although the management of the Bank believes that it has established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment.

      In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The FDIC, in conjunction with the other federal banking agencies, has adopted an inter-agency policy statement on allowance for loan losses and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for their assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, including the FDIC and the Commissioner of Banks for the Commonwealth of Massachusetts, may require the Bank to materially increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting the Bank's financial condition and earnings at that time.

      The following table presents the Bank's allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the dates indicated.


                                                                     At September 30,
                                    ---------------------------------------------------------------------------------
                                              2001                        2000                        1999
                                    -------------------------   -------------------------   -------------------------
                                                   Percent of                  Percent of                  Percent of
                                                    Loans in                    Loans in                    Loans in
                                       Dollar       Category       Dollar       Category       Dollar       Category
                                       Amount       to Total       Amount       to Total       Amount       to Total
                                    (in thous.)       Loans     (in thous.)       Loans     (in thous.)       Loans
                                    ---------------------------------------------------------------------------------
                                                                  (Dollars in thousands)

Real estate-mortgage:
  Residential(1)                       $165          85.74%        $347          90.56%       $279           92.43%
  Commercial                             39           9.70%         212           5.48%        176            3.41%
Commercial                              606           2.64%          70           2.48%         60            2.65%
Consumer                                 28           1.92%         163           1.48%        149            1.51%
Unallocated                              78           0.00%          82           0.00%        215            0.00%
                                       ---------------------------------------------------------------------------
      Total Allowance
       for loan losses                 $916         100.00%        $874         100.00%       $879          100.00%
                                       ===========================================================================


                                                       At September 30,
                                    -----------------------------------------------------
                                              1998                        1997
                                    -------------------------   -------------------------
                                                   Percent of                  Percent of
                                                    Loans in                    Loans in
                                       Dollar       Category       Dollar       Category
                                       Amount       to Total       Amount       to Total
                                    (in thous.)       Loans     (in thous.)       Loans
                                    -----------------------------------------------------
                                                   (Dollars in thousands)

Real estate-mortgage:
  Residential(1)                       $309          92.80%        $253          92.63%
  Commercial                            184           3.24%         289           4.02%
Commercial                              103           1.99%          39           1.00%
Consumer                                 24           1.97%          27           2.35%
Unallocated                             207           0.00%         178           0.00%
                                       -----------------------------------------------
      Total Allowance
       for loan losses                 $827         100.00%        $786         100.00%
                                       ===============================================

--------------------
<F1>  Includes home equity lines of credit and construction loans.

Investment Activities

      The Company's Board of Directors reviews and approves the investment policy on an annual basis. The President and Treasurer, as authorized by the Board, implement this policy. Management reports securities transactions to the Board for review and approval on a monthly basis.

      The investment policy is designed primarily to manage the interest rate sensitivity of the Bank's assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement the Bank's lending activities and to provide and maintain liquidity within established guidelines. In establishing investment strategies, the Bank considers its interest rate sensitivity, the types of securities to be held, liquidity and other factors. Massachusetts-chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate debt and equity securities, commercial paper and mutual funds.

      As part of the investment strategy, the Bank also engages in a "covered call" program in which it writes options on securities it holds. The sale of a covered call conveys the right, but not the obligation, to the buyer to buy a particular security held by the Bank at a particular price up to a certain expiration date. The sale is "covered" because the Bank holds the security in its portfolio. Under this program, the Bank writes options only on publicly traded securities it owns. However, the Bank is willing to have the securities called if an option is written and exercised.

      At September 30, 2001 and September 30, 2000, the Bank's liquidity ratio was 63.3% and 70.4%, respectively. For information regarding the carrying values, yields and maturities of the Bank's investment securities and mortgage-backed securities, see "Carrying Values, Yields and Maturities" further on in this section.

      At September 30, 2001, the U.S. Government and federal agency securities portfolio totaled $11.7 million. This portfolio consists primarily of securities with maturities of one to five years. Some of the agency debentures are callable and call provisions vary following a minimum holding period. The Bank generally does not purchase structured notes, and at September 30, 2001, there were no structured notes in the Bank's portfolio.

      At September 30, 2001, the portfolio of other debt obligations totaled $29.1 million. The Bank's policy generally requires that investment in corporate debt obligations be limited to corporate bonds with an "A" rating or better by at least one nationally recognized rating service at the time of purchase.

      The fair market value of the marketable equity securities portfolio totaled $5.8 million at September 30, 2001. These securities consisted of $2.5 million of common stock, $0.3 million of preferred stock and $3.0 million of rated trust preferred securities issued by financial service corporations. Under the Bank's investment policy, the aggregate amount of common stock that it may purchase may not exceed 13% of its total investment portfolio. The Bank's policy also has limitations against acquiring concentrations of such securities in any one issuer or industry. The Bank purchases marketable equity securities as growth investments that can provide the opportunity for capital appreciation that is taxed on a more favorable basis than operating income. There can be no assurance that investment in marketable equity securities will appreciate in value and, therefore, such investments involve higher risk than U.S. Government or federal agency securities. Aggregate purchases of marketable equity securities totaled $0.4 million, $3.4 million and $8.2 million for the years ended September 30, 2001, 2000 and 1999. At September 30, 2001, pre-tax net unrealized loss on marketable equity securities amounted to $1.1 million.

      Unless otherwise noted with respect to certain securities or required by regulators or accounting standards, the Bank classifies securities available for sale at the date of purchase. Available for sale securities are reported at fair market value. The Bank currently has no securities classified as trading. During fiscal year 2001, the Bank sold investment securities in the aggregate amount of $19.2 million.

      At September 30, 2001, the Bank's mortgage-backed securities, all of which were classified as available for sale, totaled $17.7 million, or 7.9% of total assets and had a weighted average yield of 6.27%. The Bank generally purchases mortgage-backed securities as a means to deploy excess liquidity at more favorable yields than other investment alternatives. In addition, mortgage-backed securities generate positive interest rate spreads with minimal administrative expense and lower the Bank's overall credit risk due to the fact that they are directly or indirectly insured or
guaranteed.   Purchases of mortgage-backed securities may decline in the future if the Bank experiences an increase in demand for one- to four-family mortgage loans. The Bank did not sell any of its mortgage-backed securities during fiscal year 2001.

      Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize the Bank's borrowings. In general, mortgage-backed securities issued or guaranteed by GNMA, Fannie Mae and Freddie Mac are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk-weighting assigned to most non-securitized residential mortgage loans.

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

      The following table presents activity in the Bank's investment securities portfolio, including FHLB stock for the periods indicated:


                                            For the Year Ended September 30,
                                            --------------------------------
                                              2001        2000        1999
                                            --------------------------------
                                                 (Dollars In Thousands)

Beginning balance                           $ 70,119    $64,457     $ 60,107
  Purchases                                   26,696     19,101       26,868
  Maturities                                 (10,310)    (5,102)      (3,750)
  Sales and calls                            (19,531)    (5,446)     (11,491)
  Principal repayments                        (3,205)    (3,304)      (5,012)
  Premium and discount amortization, net          32         29          (79)
  Recognition of expired options                  16        425          352
  Change in net unrealized gains/(losses)      1,697         61       (2,538)
  Write-down                                       0       (102)           0
                                            --------------------------------
Ending balance                              $ 65,514    $70,119     $ 64,457
                                            ================================

      The following table sets forth certain information regarding the amortized cost and fair value of the Bank's securities at the dates indicated.


                                                               At September 30,
                                     --------------------------------------------------------------------
                                             2001                    2000                    1999
                                     --------------------    --------------------    --------------------
                                     Amortized     Fair      Amortized     Fair      Amortized     Fair
                                        Cost       Value        Cost       Value        Cost       Value
                                     --------------------------------------------------------------------
                                                            (Dollars in thousands)

Debt securities:
  U.S. Government obligations         $ 2,099     $ 2,108     $10,574     $10,585     $12,084     $12,178
  Federal agency obligations            9,130       9,571      12,622      12,251      10,632      10,314
  Banking and finance obligations      18,542      19,478      10,982      10,930       6,501       6,433
  Other bonds and obligations           9,260       9,590      16,203      16,063      13,649      13,469
                                     --------------------------------------------------------------------
      Total debt securities            39,031      40,747      50,381      49,829      42,866      42,394
                                     --------------------------------------------------------------------
Mortgage-backed and mortgage-
 related securities:
  FHLMC                                 2,276       2,361       1,427       1,555       1,189       1,195
  FNMA                                 11,788      12,150       4,633       4,505       5,597       5,506
  GNMA                                  1,459       1,469       2,273       2,138       2,719       2,714
  Other                                 1,698       1,763       2,089       2,058       2,608       2,538
                                     --------------------------------------------------------------------
  Total mortgage-backed and
   mortgage-related securities         17,221      17,743      10,422      10,256      12,113      11,953
                                     --------------------------------------------------------------------
Asset-backed securities                   119         120         314         311         630         626
Marketable equity securities            6,927       5,804       8,680       8,820       8,640       8,634
FHLB stock                              1,100       1,100         903         903         850         850
                                     --------------------------------------------------------------------
      Total Securities                $64,398     $65,514     $70,700     $70,119     $65,099     $64,457
                                      ===================================================================

      The following table sets forth the amortized cost and fair value of the Bank's mortgage-backed and mortgage-related securities, all of which were classified as available for sale at the dates indicated.


                                                                          At September 30,
                                  -------------------------------------------------------------------------------------------------
                                               2001                             2000                             1999
                                  ------------------------------   ------------------------------   -------------------------------
                                  Amortized   Percent of   Fair    Amortized   Percent of   Fair    Amortized   Percent of   Fair
                                     Cost     Total (1)    Value      Cost     Total (1)    Value      Cost     Total (1)    Value
                                  -------------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)

Mortgage-backed and
 mortgage-related securities:
  FHLMC                            $ 2,276       13.22%   $ 2,361   $ 1,427       13.69%   $ 1,555   $ 1,189        9.81%   $ 1,195
  FNMA                              11,788       68.45%    12,150     4,633       44.45%     4,505     5,597       46.21%     5,506
  GNMA                               1,459        8.47%     1,469     2,273       21.81%     2,138     2,719       22.45%     2,714
  Other                              1,698        9.86%     1,763     2,089       20.05%     2,058     2,608       21.53%     2,538
                                   ---------------------------------------------------------------------------------------------
    Total Mortgage-backed and
     mortgage-related securities   $17,221      100.00%   $17,743   $10,422      100.00%   $10,256   $12,113      100.00%   $11,953
                                   =============================================================================================

--------------------
<F1>  Based on amortized cost

      Carrying Values, Yields and Maturities. The table below presents information regarding the carrying values, weighted average yields and contractual maturities of investment securities and mortgage-backed securities at September 30, 2001. Mortgage-backed securities are presented by issuer. Yields on tax exempt obligations were not computed on a tax equivalent basis.


                                                                       At September 30, 2001
                                 --------------------------------------------------------------------------------------------------
                                                         More than           More than
                                                          One Year           Five Years          More than
                                  One Year or Less      to Five Years       to Ten Years         Ten Years             Total
                                 ------------------  ------------------  ------------------  ------------------  ------------------
                                           Weighted            Weighted            Weighted            Weighted            Weighted
                                 Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average
                                  Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield
                                 --------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)

Debt securities:
  U.S. Government obligations     $2,108     6.22%   $     0        0    $     0        0    $     0        0    $ 2,108     6.22%
  Federal agency obligations         259     6.52%     2,108     6.41%     7,204     6.60%         0        0      9,571     6.55%
  Banking and finance obligations  1,276     6.41%    17,659     6.66%       543     7.12%         0        0     19,478     6.66%
  Other bonds and obligations        502     6.38%     8,249     6.56%       839     3.97%         0        0      9,590     6.32%
                                  ------             -------             -------             -------             -------
      Total debt securities        4,145     6.32%    28,016     6.61%     8,586     6.37%         0        0     40,747     6.53%
                                  ------             -------             -------             -------             -------
Mortgage-backed and mortgage-
 related securities:
  FHLMC                                0        0        887     5.67%         0        0      1,474     6.30%     2,361     6.07%
  FNMA                               139     7.17%     1,037     5.81%     3,589     6.16%     7,385     6.33%    12,150     6.25%
  GNMA                                 0        0          0        0          0        0      1,469     6.02%     1,469     6.02%
  Other                                0        0          0        0        169     6.63%     1,594     6.94%     1,763     6.91%
                                  ------             -------             -------             -------             -------
  Total mortgage-backed and
   mortgage-related securities       139     7.17%     1,924     5.75%     3,758     6.19%    11,922     6.37%    17,743     6.27%
                                  ------             -------             -------             -------             -------
Asset-backed securities                0        0        120     5.47%         0        0          0        0        120     5.47%
                                  ------             -------             -------             -------             -------
      Total debt securities       $4,284     6.34%   $30,060     6.55%   $12,344     6.32%   $11,922     6.37%   $58,610     6.45%
                                  ===============================================================================================

Deposit Activity and Other Sources of Funds

      General. Deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investments securities and funds provided by operations are the Bank's primary sources of funds for use in lending, investing and for other general purposes. The Bank also utilizes borrowed funds from the FHLB to fund certain loans in connection with the Bank's management of the interest rate sensitivity of its assets and liabilities, as well as for other general purposes.

      Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank currently offers regular savings deposits, NOW accounts, personal and business demand accounts, money market accounts and certificates of deposit. The Bank also offers Individual Retirement Accounts ("IRAs"), which at September 30, 2001 totaled $9.2 million.

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

      When the Bank determines its deposit rates, it considers local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as total savings accounts, NOW accounts, money market accounts and demand accounts) represented 65.6% of total deposits on September 30, 2001. At September 30, 2001, certificates of deposit with remaining terms to maturity of less than one year amounted to $52.4 million.

      The following table presents the Bank's deposit activity for the periods indicated.


                                       For the Years Ended September 30,
                                       ----------------------------------
                                         2001         2000         1999
                                       ----------------------------------
                                             (Dollars In Thousands)

Beginning balance                      $163,405     $150,111     $135,962
  Net deposits                           15,817        8,069        9,341
  Interest paid on deposit accounts       5,876        5,225        4,808
                                       ----------------------------------
Ending Balance                         $185,098     $163,405     $150,111
                                       ==================================
Total increase in deposit accounts     $ 21,693     $ 13,294     $ 14,149
Percentage increase                       13.28%        8.86%       10.41%

      At September 30, 2001, the Bank had $14.4 million in certificates of deposit with balances of $100,000 and over maturing as follows:


                                                At September 30, 2001
                                                ----------------------
                                                              Weighted
                                                              Average
                                                 Amount         Rate
                                                ----------------------
                                                (Dollars in thousands)

      Maturity Period:
        Three months or less                    $ 5,469        5.52%
        Over three months through six months      2,492        5.13%
        Over six months through 12 months         3,300        4.83%
        Over 12 months                            3,178        4.80%
                                                -------
      Total                                     $14,439        5.14%
                                                =======

      The following table presents the distribution of the Bank's deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average interest rate on each category of deposits.


                                                                             At September 30,
                                       --------------------------------------------------------------------------------------------
                                                    2001                           2000                           1999
                                       -----------------------------   ----------------------------   -----------------------------
                                                            Weighted                       Weighted                       Weighted
                                                 Percent     Average            Percent     Average            Percent     Average
                                                 of total    Nominal            of total    Nominal            of total    Nominal
                                        Amount   deposits     Rate     Amount   deposits     Rate     Amount   deposits     Rate
                                       -------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)

Non-interest bearing accounts          $ 17,496     9.45%     0.00%   $ 15,475     9.47%     0.00%   $ 11,236     7.48%     0.00%
NOW accounts                             18,178     9.82%     0.50%     15,281     9.35%     0.50%     13,132     8.75%     0.50%
Savings accounts:
  Regular                                35,890    19.39%     2.20%     32,339    19.79%     2.40%     29,985    19.98%     2.53%
  Tiered-rate                            44,286    23.93%     2.82%     38,808    23.75%     4.52%     37,167    24.76%     3.85%
                                       -----------------              -----------------              -----------------
      Total savings accounts             80,176    43.32%     2.54%     71,147    43.54%     3.56%     67,152    44.74%     3.26%
                                       -----------------              -----------------              -----------------
Money market deposit accounts             5,494     2.97%     1.97%      5,868     3.59%     2.17%      6,619     4.41%     2.17%
                                       -----------------              -----------------              -----------------
      Total non-certificate accounts    121,344    65.56%     1.84%    107,771    65.95%     2.54%     98,139    65.38%     2.45%
                                       -----------------              -----------------              -----------------
Certificates of deposit accounts:
  Due within 1 year                      52,378    28.30%     5.02%     44,049    26.96%     5.47%     42,905    28.58%     4.89%
  Over 1 year through 3 years            11,370     6.14%     5.00%     11,578     7.09%     5.84%      9,043     6.02%     5.20%
  Over 3 years                                6     0.00%     4.88%          7     0.00%     4.91%         24     0.02%     4.88%
                                       -----------------              -----------------              -----------------
      Total certificate accounts         63,754    34.44%     5.02%     55,634    34.05%     5.55%     51,972    34.62%     4.94%
                                       -----------------              -----------------              -----------------
      Total deposits                   $185,098   100.00%     2.94%   $163,405   100.00%     3.56%   $150,111   100.00%     3.31%
                                       =========================================================================================

      Borrowings. The Bank borrows funds from the FHLB for use in connection with its management of the interest rate sensitivity of its assets and liabilities, as well as to fund certain loans and for other general purposes. These advances are collateralized by certain of the Bank's mortgage loans and by its investment in the stock of the FHLB. The maximum amount that the FHLB will advance to its members, including the Bank, fluctuates from time to time in accordance with FHLB policies. At September 30, 2001, the Bank had $12.0 million in outstanding advances from the FHLB and had the capacity to increase that amount to $78.7 million based on the Bank's available qualified collateral. The Bank expects to continue to borrow from the FHLB.

      The following table presents certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated.


                                                At or for the
                                            Years Ended September 30,
                                          ------------------------------
                                            2001        2000        1999
                                          ------------------------------
                                              (Dollars in thousands)

Federal Home Loan Bank advances:
  Average balance outstanding             $16,178     $ 5,335     $3,198
  Maximum amount outstanding at any
   month-end during the period            $16,500     $16,500     $4,000
  Balance outstanding at end of period    $12,000     $16,500     $4,000
  Weighted average interest rate
   during the period                         6.51%       5.60%      5.22%
  Weighted average interest rate
   end of period                             6.65%       6.44%      5.09%

Selected Financial Ratios and Other Data

      The following information in the table are selected financial ratios and other data for the Company for the periods indicated:


                                                                     At or for the
                                                               Years Ended September 30,
                                                            -------------------------------
                                                               2001        2000       1999
                                                            -------------------------------

Selected Financial Ratios and Other Data(1)

Performance Ratios:
  Return on average assets                                       0.64%      0.68%      0.89%
  Return on average equity                                       5.49%      5.70%      7.56%
  Average equity to average assets                              11.69%     11.88%     11.73%
  Equity to total assets at end of period                       11.93%     12.00%     11.04%
  Average interest rate spread                                   2.93%      3.19%      3.01%
  Net interest margin(2)                                         3.53%      3.73%      3.54%
  Average interest-earning assets to
   average interest-bearing liabilities                        117.68%    116.88%    117.12%
  Total operating expense to average assets                      3.20%      3.16%      2.81%
  Efficiency ratio(3)                                           77.74%     77.11%     67.81%

Regulatory Capital Ratios:(4)
  Total risk-based capital                                      19.38%     21.73%     21.15%
  Tier 1 risk-based capital                                     18.70%     20.99%     20.24%
  Regulatory tier 1 leverage capital                            11.51%     12.82%     11.40%

Asset Quality Ratios:
  Non-performing loans as a percent of loans                     0.00%      0.00%      0.00%
  Non-performing assets as a percent to total assets             0.00%      0.00%      0.00%
  Allowance for loan losses as a percent to total
   loans before the allowance for loan losses                    0.67%      0.76%      0.95%

Number of:
  Full-service offices(5)                                           5          5          5
  Full-time equivalent employees                                   70         69         60

Share Data:(6)
  Basic number of weighted average shares outstanding       1,540,518         NA         NA
  Dilutive number of weighted average shares outstanding    1,550,588         NA         NA
  Basic earnings per share                                      $0.91         NA         NA
  Dilutive earnings per share                                   $0.90         NA         NA
  Dividends declared per share                                  $0.20         NA         NA

--------------------
<F1>  Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.
<F2>  Net interest margin represents net interest income as a percentage of average interest-earning assets.
<F3>  The efficiency ratio represents the ratio of operating expenses divided by the sum of net interest income and other income.
<F4>  Ratios are based on consolidation
<F5>  The number of full-service offices shown does not include the Bank's branch at the Willows or the Operations Center.
<F6>  Share data for previous periods is not applicable since the Company converted to a stock company on February 15, 2000.

Competition

      The Bank faces significant competition both in making loans and attracting deposits. The Bank's service area of central Massachusetts has a high concentration of financial institutions, many of which are branches of large money center and regional banks that have resulted from the consolidation of the banking industry in Massachusetts and surrounding states. Some of these competitors have greater resources than the Bank does and may offer services that the Bank does not provide.

      The Bank's competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. The Bank's most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies. The Bank expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the industry.

Employees

      At September 30, 2001, the Bank had 58 full-time and 19 part-time employees. None of the Bank's employees is represented by a collective bargaining agreement. Management of the Bank believes that it enjoys excellent relations with its personnel.

Subsidiary Activities

      Eli Whitney Security Corporation. Eli Whitney Security Corporation is a wholly-owned subsidiary of the Bank. Eli Whitney was established in 1995 as a Massachusetts security corporation for the purpose of buying, selling and holding investment securities on its own behalf and not as a broker. The income earned on Eli Whitney's investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained by the Bank. At September 30, 2001, Eli Whitney had total assets of $14.5 million, virtually all of which were in investment securities.

      One Hundredth Security Corporation. One Hundredth Security Corporation is a wholly-owned subsidiary of the Bank established in 1993. One Hundredth is also a Massachusetts security corporation that was formed for the purpose of buying, selling and holding investment securities on its own behalf and not as a broker. The income earned on One Hundredth investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained by the Bank. At September 30, 2001, One Hundredth had total assets of $23.6 million, virtually all of which were in investment securities.

      The Hundredth Corporation. The Hundredth Corporation is a wholly-owned subsidiary of the Bank. The Hundredth Corporation was established in 1991 for the investment in real or personal property. At September 30, 2001, The Hundredth Corporation had total assets of $31,938.

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

      Distributions. To the extent that the Bank makes non-dividend distributions to shareholders, such distributions will be considered to result in distributions from the Bank's base year reserve, i.e., its reserve as of April 30, 1988, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in the Bank's income.

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

REGULATION

General

      The Bank is a Massachusetts-chartered stock savings bank, and its deposit accounts are insured up to applicable limits by the Bank Insurance Fund (the "BIF") of the FDIC and by the Depositors Insurance Fund. The Bank is subject to extensive regulation, examination and supervision by the Commonwealth of Massachusetts Division of Banks (the "Division") as its primary corporate regulator, and by the FDIC as the deposit insurer. The Bank must file reports with the Division and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Division and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The Bank is also a member of the FHLB and is subject to certain regulation by the Board of the Federal Reserve System.

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

Financial Services Modernization Legislation

      The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "GLB Act") was signed into law on November 12, 1999 and became effective March 11, 2000. This federal legislation was intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.

      As a result of the GLB Act, bank holding companies who have elected to be regulated as a financial holding company are now permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, financial holding companies are in a position to be owned, controlled or acquired by any company engaged in financially-related activities. On October 23, 2000, the MHC and the Company elected to be regulated as financial holding companies.

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

      A savings bank may also invest pursuant to a "leeway" power that permits investments not otherwise permitted by the Massachusetts banking laws. "Leeway" investments must comply with a number of limitations on the individual and aggregate amounts of "leeway" investments. A savings bank may also exercise trust powers upon approval of the Division.
Massachusetts savings banks may also exercise any power and engage in any activity permissible for national banks in accordance with regulations adopted by the Division with respect to such power or activity . The exercise of lending, investment and activity powers are limited by federal law and the related regulations. See "Federal Banking Regulation -- Activity Restrictions on State-Chartered Banks" below.

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

      Loans to a Bank's Insiders. Provisions of the Massachusetts banking laws prohibit a savings bank from making a loan or otherwise extending credit to any of its officers and directors or trustees and prohibits any such officer, director or trustee from borrowing, otherwise becoming indebted, or becoming liable for a loan or other extension of credit by such bank to any other person except for any of the following loans after approval by a majority of the all of the members of the Bank's Executive Committee, excluding any member involved in such loan or extension of credit: (a) loan or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $20,000; (b) loan or extension of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $75,000; (c) loan or extension of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $275,000; or (d) loan or extension of credit to a director or trustee of the bank who is not also an officer of the bank in an amount permissible under the bank's loan-to-one borrower limit. See "Massachusetts Banking Regulation, Loans-to-One Borrower Limitations" above. No such loan may be granted with an interest rate or on other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.

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

      The components of Tier 2 capital currently include cumulative perpetual preferred stock, certain perpetual preferred stock for which the dividend rate may be reset periodically, mandatory convertible securities, subordinated debt, intermediate preferred stock, allowance for possible loan losses and up to 45% of pretax net unrealized holding gains on available for sale equity securities with readily determinable market values. Allowance for possible loan losses includible in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of Tier 2 capital that may be included in total capital cannot exceed 100% of Tier 1 capital.

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

      The following table shows the Bank's leverage ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at September 30, 2001:

<CAPTION

                                            As of September 30, 2001
                             -----------------------------------------------------
                             Regulatory                 Regulatory
                              Capital     Percent of     Capital        Percent of
                               Amount     Assets (1)    Requirements      Assets
                             -----------------------------------------------------
                                             (Dollars in thousands)

Total risk-based capital       $24,323      18.15%         $10,720         8.00%
Tier 1 risk-based capital      $23,407      17.47%         $ 5,360         4.00%
Tier 1 leverage capital        $23,407      10.48%         $ 8,933         4.00%

--------------------
<F1>  For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total average assets. In calculating total risk-based capital and Tier 1 risk-based capital, assets are based on total risk-weighted assets.

      At September 30, 2001, the Bank was considered "well capitalized" under FDIC guidelines.

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

      Section 24 provides an exception for investments by a bank in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies if: (a) the bank held such types of investments during the 14-month period from December 31, 1990 through November 26, 1991; (b) the state in which the bank is chartered permitted such investments as of December 31, 1991; and (c) the bank notifies the FDIC and obtains approval from the FDIC to make or retain such investments. Upon receiving such FDIC approval, an institution's investment in such equity securities will be subject to an aggregate limit up to the amount of its Tier 1 capital. The Bank received approval from the FDIC to retain and acquire such equity investments subject to a maximum permissible investment equal to the lesser of 100% of the Bank's Tier 1 capital or the maximum permissible amount specified by the Massachusetts banking laws. Section 24 also provides an exception for majority owned subsidiaries of a bank, but Section 24 limits the activities of such subsidiaries are limited to those permissible for a national bank, permissible under Section 24 of the FDIA and the FDIC regulations issued pursuant thereto, or as approved by the FDIC.

      Before making a new investment or engaging in a new activity not permissible for a national bank or otherwise permissible under Section 24 of the FDIC regulations thereunder, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a "financial subsidiary" are subject to additional restrictions.

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

      Deposit Insurance. Pursuant to FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and (3) undercapitalized. With respect to the capital ratios, institutions are classified as well capitalized, adequately capitalized or undercapitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed below. The FDIC also assigns an institution to supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds which may include information provided by the institution's state supervisor.

      An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications to which different assessment rates are applied or combinations of capital groups and supervisory subgroups. Assessment rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

      Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), the assessment base for the payments on the bonds (the "FICO bonds") issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as the Bank. The annual rate of assessments for the payments on the FICO bonds for the quarter period beginning on July 1, 2001 was 0.0188% for BIF-assessable deposits.

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

      Transactions with Affiliates of the Bank. Transactions between an insured bank, such as the Bank, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the FRB has proposed a comprehensive regulation implementing Sections 23A and 23B, which could establish certain exceptions to this policy. Sections 23A and 23B (1) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and retained earnings, and limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings, and (2) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate.

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

      Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The FDIC's regulations defines the five capital categories as follows. Generally, an institution will be treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier 1 capital to risk-weighted assets is at least 6%, its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level. An institution will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier 1 capital to risk-weighted assets is at least 4%, and its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well-capitalized institution. An institution that has total risk-based capital of less than 8%, Tier 1 risk-based-capital of less than 4% or a leverage ratio that is less than 4% (or less than 3% if the institution is rated a composite "1" under the Uniform Financial Institutions Rating System) will be treated as "undercapitalized." An institution that has total risk-based capital of less than 6%, Tier 1 capital of less than 3% or a leverage ratio that is less than 3% will be treated as "significantly undercapitalized," and an institution that has a tangible capital to assets ratio equal to or less than 2% would be deemed to be "critically undercapitalized."

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

      Loans to a Bank's Insiders. A bank's loans to its executive officers, directors, any owner of 10% or more of its stock (each, an "insider") and any of certain entities affiliated to any such person (an insider's related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB's Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider's related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to the Bank's loans. See "Massachusetts Banking Regulation - Loans-to-One Borrower Limitations."
All loans by a bank to all insiders and insiders' related interests in the aggregate may not exceed the bank's unimpaired capital and unimpaired retained earnings. With certain exceptions, loans to an executive officer, other than loans for the education of the officer's children and certain loans secured by the officer's residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank's capital and unimpaired retained earnings. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the Board of Directors of the bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider's related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank's unimpaired capital and retained earnings. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

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

Federal Home Loan Bank System

      The Bank is a member of the FHLB, which is one of 12 regional Federal Home Loan Banks, that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

      As a member, the Bank is required to purchase and maintain stock in the FHLB. At September 30, 2001, the Bank was in compliance with this requirement.

Federal Reserve System

      Under FRB regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $37.3 million or less (subject to adjustment by the FRB) and an initial reserve of $1.284 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

Holding Company Regulation

      Federal Regulation. The MHC and the Company are governed as bank holding companies under the BHCA. Bank holding companies are subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of

September 30, 2001, the Company's total capital and Tier 1 capital ratios for the MHC and the Company exceed these minimum capital requirements.

      Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions of FDICIA, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. See "- Federal Banking Regulation - Prompt Corrective Action" above. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.

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

      Federal Restrictions. Under the federal Change in Bank Control Act, any person (including a company), or group acting in concert, seeking to acquire 10% or more of the outstanding shares of the Company's common stock will be required to submit prior notice to the FRB, unless the FRB has found that the acquisition of such shares will not result in a change in control of the Company. Under the BHCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control," within the meaning of the BHCA, of the Company. The term "control" is defined generally under the BHCA to mean the ownership or power to vote 25% more of any class of voting securities of an institution or the ability to control in any manner the election of a majority of the institution's directors. An existing bank holding company would require FRB approval prior to acquiring more than 5% of any class of voting stock of the Company.

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

      Federal Restrictions. In connection with its approval of the Reorganization, the FRB imposed certain conditions on the waiver by the MHC of dividends paid on the common stock by the Company. Specifically, the FRB requires the MHC obtain prior approval of the FRB before the MHC may waive any dividends from the Company. In addition, the terms of the FRB approval of the Reorganization provides that any dividends waived by the MHC will not be available for payment to its public stockholders of the Company (i.e., stockholders except for the MHC) or may be excluded from the Company's capital for purposes of calculating dividends payable to the public stockholders. Moreover, the Company is required to maintain the cumulative amount of dividends waived by the MHC in a restricted capital account that would be added to the liquidation account established in the reorganization. This amount is not available for distribution to public stockholders. The restricted capital account and liquidation account amounts would not be reflected in the Company's financial statements, but would be considered as a notional or memorandum account of the Company. These accounts would be maintained in accordance with the laws, rules, regulations and policies of the Division and the plan of reorganization.
In addition, if the MHC converted to stock form in the future, (commonly referred to as a second-step conversion), any waived dividends would reduce the percentage of the converted company's shares of common stock issued to public stockholders in connection with any such transaction.

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

Federal Securities Laws

      The Company's common stock issued in the stock offering was registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is therefore subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act. The Company is also required to file annual, quarterly and periodic reports with the SEC.

ITEM 2.     DESCRIPTION OF PROPERTY

      The Company conducts its business at the main office of the Bank and its six retail banking offices, five of which are full service branches. As of September 30, 2001, the properties and leasehold improvements owned by the Company and the Bank had an aggregate net book value of $1.5 million.


                                     Original Date                          Deposits
                        Leased or      Leased or      Date of Lease     at September 30,
Location                  Owned        Acquired        Expiration             2001
----------------------------------------------------------------------------------------
                                                                         (In thousands)

Main Office:
  100 E. Main Street     Owned          06/10/75      N/A                   $ 69,866
  Westborough, MA

Branch Offices:
  33 W. Main Street      Owned          05/01/54      N/A                   $ 35,994
  Westborough, MA

  53 W. Main Street      Owned          07/01/81      N/A                   $ 49,075
  Northborough, MA

  19 Maple Avenue        Leased         12/01/95      11/30/00              $ 18,939
  Shrewsbury, MA

  Shaw's Supermarket     Leased         05/01/99      04/30/04              $  5,163
  Shrewsbury, MA

Other Offices:
  The Willows(1)         Leased         08/01/87      Tenant at Will        $  6,061
  One Lyman Street
  Westborough, MA

  Operations Center      Leased         01/01/98      Tenant at Will               0
  176 E. Main Street
  Westborough, MA
                                                                            --------
      Total Deposits                                                        $185,098

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2001.

PART II

ITEM 5.     MARKET FOR THE COMPANY COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

      Information relating to the market for the Company's common equity, related stockholder matters and payment of dividends by the Company appears in the 2001 Annual Report to Shareholders, which is attached to this Form 10-KSB as Exhibit 13, and is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain of the above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the 2001 Annual Report to Shareholders, which is attached to this Form 10-KSB as Exhibit 13, and is incorporated herein by reference.

ITEM 7.     FINANCIAL STATEMENTS

      The following information appearing in the Company's 2001 Annual Report to Shareholders, which is attached to this Form 10-KSB as Exhibit 13, is incorporated herein by reference.

      Annual Report Section                          Pages in Annual Report
      ---------------------                          ----------------------

      Report of Independent Auditors                          F-1

      Consolidated Balance Sheets as of                       F-2
      September 30, 2001 and 2000

      Consolidated Statements of Income for the
      Years Ended September 30, 2001, 2000 and 1999           F-3

      Consolidated Statements of Changes in
      Stockholders' Equity for the Years Ended
      September 30, 2001, 2000 and 1999                       F-4

      Consolidated Statements of Cash Flows for the
      Years Ended September 30, 2001, 2000 and 1999           F-5

      Notes to the Consolidated Financial Statements          F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

PART III

ITEM 9.     DIRECTORS AND PRINCIPAL OFFICERS OF THE BANK AND THE COMPANY

      The information relating to directors and executive officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 31, 2002, a copy of which will be filed not later than 120 days after the close of fiscal year.

ITEM 10.    EXECUTIVE COMPENSATION

      The information relating to executive compensation is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 31, 2002, a copy of which was filed with the SEC on December 28, 2001.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information relating security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 31, 2002, a copy of which was filed with the SEC on December 28, 2001.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information relating to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 31, 2002, a copy of which was filed with the SEC on December 28, 2001.

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

      3.2      Bylaws of Westborough Financial Services, Inc.*

      3.3      Articles of Organization of The Westborough Bank*

      3.4      Bylaws of The Westborough Bank*

      3.5      Charter of Westborough Bancorp, MHC*

      3.6      Bylaws of Westborough Bancorp, MHC*

      3.7 Amendment to Article IV of the Articles of Organization of Westborough Financial Services, Inc. filed on December 26, 2000 as Exhibit A to the Proxy Statement (File No.
               000-27997) is incorporated herein by reference.

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

     10.1(a) Form of Employee Stock Ownership Plan of Westborough Financial Services, Inc.*

     10.1(b)   Form of ESOP Trust Agreement*

     10.2 Form of Executive Employment Agreement, by and between Joseph F. MacDonough and Westborough Financial Services, Inc.*

     10.3      Form of Executive Employment Agreement, by and between John
               L. Casagrande and Westborough Financial Services, Inc.*

     10.4 Westborough Financial Services, Inc. 2001 Stock Option Plan filed on December 26, 2000 as Exhibit C to the Proxy Statement (File No. 000-27997) is incorporated herein by reference.

     10.5 Westborough Financial Services, Inc. 2001 Recognition and Retention Plan filed on December 26, 2000 as Exhibit D to the Proxy Statement (File No. 000-27997) is incorporated herein by reference.

     10.6 Form of Officers' Deferred Compensation Plan of Westborough Financial Services, Inc.

     21.1      Subsidiaries of the Registrant*

     23.1      Consent of Wolf & Company, P.C.

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

                                  WESTBOROUGH FINANCIAL SERVICES, INC.

                                  By: /s/ Joseph F. MacDonough
                                  -------------------------------------
                                  President and Chief Executive Officer
                                  (Duly Authorized Representative)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                         Title                     Date
             ----                         -----                     ----

/s/ Walter A. Kinell, Jr.        Chairman of the Board        December 28, 2001
-----------------------------    of Directors
Walter A. Kinell, Jr.

/s/ Joseph F. MacDonough         President, Chief Executive   December 28, 2001
-----------------------------    Officer and Director
Joseph F. MacDonough             (Principal Executive and
                                 Operating Officer)

/s/ Nelson P. Ball               Director                     December 28, 2001
-----------------------------
Nelson P. Ball

/s/ Edward S. Bilzerian          Director                     December 28, 2001
-----------------------------
Edward S. Bilzerian

/s/ David E. Carlstrom           Director                     December 28, 2001
-----------------------------
David E. Carlstrom

/s/ John L. Casagrande Senior    Vice President,              December 28, 2001
-----------------------------    Treasurer, Clerk and
John L. Casagrande               Director (Principal
                                 Financial and
                                 Accounting Officer)

/s/ William W. Cotting, Jr.      Director                     December 28, 2001
-----------------------------
William W. Cotting, Jr.

/s/Robert G. Daniel              Director                     December 28, 2001
-----------------------------
Robert G. Daniel

/s/ Earl W. Hutt                 Director                     December 28, 2001
-----------------------------
Earl W. Hutt

/s/ Robert A. Klugman            Director                     December 28, 2001
-----------------------------
Robert A. Klugman

/s/ Roger B. Leland              Director                     December 28, 2001
-----------------------------
Roger B. Leland

/s/ Paul F. McGrath              Director                     December 28, 2001
-----------------------------
Paul F. McGrath

/s/ Charlotte C. Spinney         Director                     December 28, 2001
-----------------------------
Charlotte C. Spinney

/s/ Phyllis A. Stone             Director                     December 28, 2001
-----------------------------
Phyllis A. Stone

/s/ James E. Tashjian            Director                     December 28, 2001
-----------------------------
James E. Tashjian

/s/ Daniel G. Tear               Director                     December 28, 2001
-----------------------------
Daniel G. Tear