Form 10QSB
period 2001-12-31
WESTBOROUGH FINANCIAL SERVICES INC
filed 2002-02-14
CIK 1087843

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2001

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

           Class                  Outstanding as of January 25, 2002
           -----                  ----------------------------------

Common Stock, par value $0.01                 1,581,374

Transitional Small Business Disclosure Format (check one):

YES         NO    X
     -----      -----

Forward Looking Statements

      Westborough Financial Services, Inc. (the "Company") and The Westborough Bank (the "Bank") may from time to time make written or oral "forward--looking statements" which may be identified by the use of such words as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions that are intended to identify forward--looking statements.

      Forward--looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, which are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond the Company's control, and other factors identified in the Company's filings with the Securities and Exchange Commission and those presented elsewhere by management from time to time, could cause its financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward--looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which would cause actual results to differ materially from these estimates. These factors include, but are not limited to:

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

      This list of important factors is not exclusive. The Company or the Bank does not undertake to update any forward--looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

                    WESTBOROUGH FINANCIAL SERVICES, INC.
                               AND SUBSIDIARY

                                 (unaudited)

INDEX

PART I.     FINANCIAL INFORMATION                                           1

Item 1.     Financial Statements                                            1

            Consolidated Balance Sheets                                     1
            Consolidated Statements of Income                               2
            Consolidated Statements of Changes in Stockholders' Equity      3
            Consolidated Statements of Cash Flows                           4
            Notes to Unaudited Consolidated Financial Statements            5

Item 2.     Management's Discussion and Analysis                            7

PART II.    OTHER INFORMATION                                              13

Item 1.     Legal Proceedings                                              13
Item 2.     Changes in Securities and Use of Proceeds                      13
Item 3.     Defaults upon Senior Securities                                13
Item 4.     Submission of Matters to a Vote of Security Holders            13
Item 5.     Other Information                                              13
Item 6.     Exhibits and Reports on Form 8--K                              13

SIGNATURES                                                                 14

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

             Westborough Financial Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                           (Dollars in thousands)


                                                        December 31,     September 30,
                                                            2001             2001
                                                        ------------     -------------
                                                                 (unaudited)

Assets
  Cash and due from banks                                 $  5,168         $  5,040
  Federal funds sold                                         8,403            7,668
  Short-term investments                                     3,301            2,400
                                                          -------------------------
      Total cash and cash equivalents                       16,872           15,108
  Securities available for sale                             65,543           64,414
  Federal Home Loan Bank stock, at cost                      1,100            1,100
  Loans, net                                               136,132          134,957
  Banking premises and equipment, net                        3,398            2,859
  Accrued interest receivable                                1,195            1,315
  Deferred income taxes                                        494              285
  Cash surrender value of life insurance                     4,561            4,449
  Due from broker                                                0            1,032
  Other assets                                                  32              156
                                                          -------------------------
      Total assets                                        $229,327         $225,675
                                                          =========================

Liabilities and Stockholders' Equity
  Deposits                                                $188,553         $185,098
  Federal Home Loan Bank advances                           12,000           12,000
  Mortgagors' escrow accounts                                  200              229
  Accrued expenses and other liabilities                     1,633            1,436
                                                          -------------------------
      Total liabilities                                    202,386          198,763
                                                          -------------------------

Commitments and Contingencies

Preferred stock, $.01 par value, 1,000,000 shares
 authorized, none outstanding                                    0                0
Common stock, $.01 par value, 5,000,000 shares
 authorized, 1,581,374, issued and outstanding                  16               16
Additional paid-in capital                                   4,555            4,549
Retained earnings                                           22,265           22,013
Accumulated other comprehensive income                         488              724
Unearned compensation-employee stock ownership plan           (383)            (390)
                                                          -------------------------
Total stockholders' equity                                  26,941           26,912
                                                          -------------------------
Total liabilities and stockholders' equity                $229,327         $225,675
                                                          =========================

See accompanying notes to unaudited consolidated financial statements

             Westborough Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Income
                (Dollars in thousands, except per share data)


                                                             Three Months Ended
                                                                December 31,
                                                           -----------------------
                                                             2001          2000
                                                             ----          ----
                                                                 (Unaudited)

Interest and dividend income:
  Interest and fees on loans                               $   2,469     $   2,185
  Interest and dividends on securities:
    Taxable interest                                             889         1,027
    Non-taxable interest                                          16            16
    Dividends                                                     88           100
  Interest on federal funds sold                                  41           127
  Interest on short term investments                              14            55
                                                           -----------------------
      Total interest and dividend income                       3,517         3,510
                                                           -----------------------

Interest expense:
  Interest on deposits                                         1,299         1,489
  Interest on borrowings                                         201           271
                                                           -----------------------
      Total interest expense                                   1,500         1,760
                                                           -----------------------
Net interest income                                            2,017         1,750
Provision for loan losses                                          8            12
                                                           -----------------------
Net interest income, after provision for loan losses           2,009         1,738
                                                           -----------------------

Other income:
  Customer service fees                                          155           184
  Income from covered call options                                 0            16
  Gain on sales of securities available for sale, net             30            52
  Miscellaneous                                                   46            33
                                                           -----------------------
      Total other income                                         231           285
                                                           -----------------------

Operating expenses:
  Salaries and employee benefits                                 934           839
  Occupancy and equipment expenses                               237           227
  Data processing expenses                                       122            96
  Marketing expenses                                              47            66
  Professional fees                                               77            76
  Other general and administrative expenses                      376           374
                                                           -----------------------
      Total operating expenses                                 1,793         1,678
                                                           -----------------------
Income before income taxes and cumulative effect
 of change in accounting principle                               447           345
Provision for income taxes                                       116            92
                                                           -----------------------
Income before cumulative effect of change in
 accounting principle                                            331           253
                                                           -----------------------
Cumulative effect of change in accounting principle,
 net of $76 of related tax effect, for the adoption of
 a new accounting standard for covered call options                0           147
                                                           -----------------------
Net Income                                                 $     331     $     400
                                                           =======================

Number of weighted average shares outstanding-Basic        1,542,700     1,539,753
Earnings per share - Basic                                 $    0.21     $    0.26
Number of weighted average shares outstanding-Dilutive     1,558,404     1,539,753
Earnings per share - Dilutive                              $    0.21     $    0.26

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
         Consolidated Statements of Changes in Stockholders' Equity
                           (Dollars in thousands)


                                                                                       Accumulated
                                                            Additional                    Other          Unearned
                                                  Common     Paid-in      Retained    Comprehensive    Compensation
                                                  Stock      Capital      Earnings    Income (Loss)        ESOP         Total
                                                  ------    ----------    --------    -------------    ------------     -----
                                                                                  (unaudited)

Balance at September 30, 2000                      $16        $4,541      $20,931        $(352)           $(420)       $24,716
                                                                                                                       -------

Comprehensive income:
  Net income                                         0             0          400            0                0            400
  Change in net unrealized gain on
   securities available for sale, net of
   reclassification adjustment and tax effects       0             0            0          469                0            469
                                                                                                                       -------
      Total comprehensive income                                                                                           869

Dividends paid, $.05 per share                       0             0          (79)           0                0            (79)

ESOP shares committed to be released                 0             0            0            0                8              8
                                                   ---------------------------------------------------------------------------

Balance at December 31, 2000                       $16        $4,541      $21,252        $ 117            $(412)       $25,514
                                                   ===========================================================================

Balance at September 30, 2001                      $16        $4,549      $22,013        $ 724            $(390)       $26,912
                                                                                                                       -------

Comprehensive income:
  Net income                                         0             0          331            0                0            331
  Change in net unrealized loss on
   securities available for sale, net of
   reclassification adjustment and tax effects       0             0            0         (236)               0           (236)
                                                                                                                       -------
      Total comprehensive income                                                                                            95
                                                                                                                       -------

Dividends paid, $0.05 per share                      0             0          (79)           0                0            (79)
ESOP shares committed to be released                 0             6            0            0                7             13
                                                   ---------------------------------------------------------------------------

Balance at December 31, 2001                       $16        $4,555      $22,265        $ 488            $(383)       $26,941
                                                   ===========================================================================

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                           (dollars in thousands)


                                                                                   Three Months Ended
                                                                         ---------------------------------------
                                                                         December 31, 2001     December 31, 2000
                                                                         -----------------     -----------------
                                                                                       (unaudited)

Cash flows from operating activities:
  Net income                                                                  $   331               $   400
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                                                       8                    12
    Net amortization (accretion) on securities                                      7                   (17)
    Amortization of net deferred loan costs and premiums (discounts)               (1)                    1
    Depreciation and amortization                                                 106                   102
    Gain on sales and calls of securities, net                                    (30)                  (52)
    Recognition of expired covered call options                                     -                   (16)
    Decrease (increase) in accrued interest receivable                            120                  (166)
    Deferred income tax benefit                                                   (80)                    -
    ESOP shares released and committed to be released                              13                     8
    Increase in cash surrender value of life insurance                           (112)                  (96)
    Other, net                                                                    353                   745
                                                                              -----------------------------
      Net cash provided by operating activities                                   715                   921
                                                                              -----------------------------

Cash flows from investing activities:
  Activity in available for sale securities:
    Sales and calls                                                             2,542                 2,917
    Maturities                                                                  3,600                 1,999
    Purchases                                                                  (8,071)               (9,700)
    Principal Payments                                                          1,458                   590
  Loans originated, net of principal payments                                  (1,182)               (2,000)
  Purchase of banking premises and equipment                                     (645)                 (178)
                                                                              -----------------------------
      Net cash used by investing activities                                    (2,298)               (6,372)
                                                                              -----------------------------

Cash flows from financing activities:
  Net increase in deposits                                                      3,455                 6,626
  Net decrease in mortgagors escrow accounts                                      (29)                  (34)
  Dividends Paid                                                                  (79)                  (79)
                                                                              -----------------------------
      Net cash provided by financing activities                                 3,347                 6,513
                                                                              -----------------------------
Net increase in cash and cash equivalents                                       1,764                 1,062
Cash and cash equivalents at beginning of period                               15,108                14,460
                                                                              -----------------------------
Cash and cash equivalents at end of period                                    $16,872               $15,522
                                                                              =============================

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
            Notes to Unaudited Consolidated Financial Statements


      1)    Basis of Presentation and Consolidation.

      The unaudited consolidated interim financial statements of Westborough Financial Services, Inc. and Subsidiary (the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended September 30, 2001, included in the Annual Report on Form 10-KSB of the Company, the holding company for The Westborough Bank (the "Bank").

      The unaudited consolidated interim financial statements herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the consolidated interim financial statements reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.
A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements of the Company's 2001 annual report to stockholders.

      2)    Contingencies.

      At December 31, 2001, the Bank had loan commitments to borrowers of $4.6 million, commitments of home equity loans of $431 thousand, available home equity lines of credit of $9.3 million, unadvanced funds on commercial lines of credit of $2.1 million, and personal overdraft lines of credit of approximately $419 thousand. The Bank had no commitments to purchase securities at December 31, 2001. In order to create a platform for the accomplishment of the Bank's goals, the Bank has begun to make significant investments in its physical infrastructure and human and technological resources. In particular, the Bank is expanding and renovating its main office. The cost to complete this expansion and renovation is approximately $2.2 million and it is scheduled for completion in February 2002. The Bank also has a deposit on land in Shrewsbury where it plans to relocate its current Maple Avenue branch. No formal estimates or contracts have been entered into for this branch. Such investments have been and, in the future, will be necessary to ensure that adequate resources are in place to offer increased products and services. As a result, for a period of time, the Bank expects operating expenses to increase and net income to be adversely impacted. The Bank believes, however, that its long--term profitability should improve as it realizes the benefits of diversified product lines and market share growth.

      3)    Earnings per Share.

     Basic earnings per share represent income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 and reflects additional common shares (common stock equivalents) that would have been outstanding if only dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. For the periods presented, the Company has no potential common shares outstanding that are considered anti-dilutive. If applicable, the Company would exclude from the diluted earnings per share calculation any potential common shares that would increase earnings per share. Potential common shares that may be issued by the Company relate solely to outstanding stock options and grants and are determined using the treasury stock method. For the periods indicated, there were no potentially anti-dilutive common shares.

      4)    Adoption of New Accounting Pronouncement.

      On October 1, 2000 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which required the Company to record the after-tax effects of changes in the fair value of covered call options through current income. Previously, such changes were included in accumulated comprehensive income (loss). By adopting this standard, the Bank recorded pre-tax earnings of $223 thousand for the quarter ended December 31, 2000. After related taxes at the rate of 34%, or, $76 thousand, the standard resulted in additional income of $147 thousand for the quarter ended December 31, 2000.

Item 2.  Management's Discussion and Analysis.

General

      The following discussion compares the financial condition of the Company and its wholly owned subsidiary, the Bank, at December 31, 2001 and September 30, 2001, and the results of operations for the three months ended December 31, 2001, compared to the same period in 2000. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes that are included within this report.

      The Company's principal business is its investment in the Bank, which is a community-oriented financial institution providing a variety of financial services to the communities which it serves. The business of the Bank consists of attracting deposits from the general public and using these funds to originate various types of loans primarily in the towns of Westborough, Northborough and Shrewsbury, Massachusetts, including residential and commercial real estate mortgage loans and, to a lesser extent, consumer and commercial loans.

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

Comparison of Financial Condition at December 31, 2001 and September 30,
2001

      The Company's total assets grew by $3.7 million, or 1.62%, to $229.3 million at December 31, 2001 from $225.7 million at September 30, 2001.
The primary areas of growth were from increases in cash and cash equivalents of $1.8 million, securities available for sale of $1.1 million and loans of $1.2 million. Alternatively, amounts due from broker, which represented a security that matured on Sunday, September 30, 2001, the proceeds of which were not available for investment until the next business day, declined by $1.0 million during this period.

      Total deposits increased by $3.5 million, or 1.87%, to $188.6 million at December 31, 2001 from $185.1 million at September 30, 2001. Most of this increase was attributable to increases in non-interest bearing checking accounts, short-term interest-bearing certificates of deposits less than one year and regular savings accounts. Savings interest rates declined dramatically over the three-month period ending December 31, 2001 and, in general, our customers chose to place maturing certificates of deposit in term deposit accounts of one year or less.

      Total stockholders' equity increased by $29 thousand, or 0.11%, to $26.9 million at December 31, 2001. This increase was a result of net income of $331 thousand for the quarter ended December 31, 2001 offset by a decline in accumulated other comprehensive income of $236 thousand and dividends paid to stockholders of $79 thousand. The decline in accumulated other comprehensive income was due to a reduction in net unrealized gains on securities considered available for sale. At December 31, 2001, stockholders' equity as a percent of assets was 11.75% as compared to 11.93% at September 30, 2001.

Comparison of Operating Results for the Three Months Ended December 31, 2001 and 2000

      Net Income: The Company reported earnings per share (basic and dilutive) for the quarter ended December 31, 2001 of $0.21 on net income of $331 thousand. For the quarter ended December 31, 2000, net income was $400 thousand, or $0.26 per share, (basic and dilutive). The $69 thousand, or 17.3%, decline in net income was primarily due to a reduction in income from the cumulative, after-tax, effect of a change in accounting principle, an increase in operating expenses, a decrease in customer service fees, and decline in securities gains. These amounts were partially offset by an increase in the net interest margin. The Company's after tax income before the cumulative effect of a change in accounting for covered call options increased by $78 thousand, or 30.83%, to $331 thousand, for the quarter ended December 31, 2001 as compared to $253 thousand for the comparative quarter ended December 31, 2000. Net income as a percent of average assets (return on average assets) for the three months ended December 31, 2001, was 0.58% as compared to 0.76% for the three months ended December 31, 2000.

      Interest and Dividend Income: The Bank's interest and dividend income increased by $7 thousand, or 0.2%, to $3.5 million for the quarter ended December 31, 2001. The small increase was due mainly to the combination of a higher volume of average interest-earning assets and a decline in the average rate earned on interest-earning assets. The average volume of interest-earning assets for the quarter ended December 31, 2001 was $214.4 million earning an average rate of 6.56% as compared to an average volume of $195.8 million earning an average rate of 7.18% for the quarter ending December 31, 2000. The Bank experienced continued growth in real estate and commercial lending, funding from which was supported mainly by internally generated growth in deposits. The average balance of loans for the quarter ended December 31, 2001 was $137.2 million earning 7.20% as compared to an average balance of $114.1 million earning 7.66% for the quarter ending December 31, 2000. The decline in the interest rate earned on loans was, in large part, a result of the general decline in market-based interest rates offered on new loans granted during the period and also due to a decline in the rates of interest charged on variable-rate loans held in our portfolio which were subject to periodic adjustment or a re-negotiation of the current rate charged by the Bank. The average balance of securities for the quarter ended December 31, 2001 was $65.3 million, earning 6.08% as compared to an average balance of $71.0 million, earning 6.44% for the quarter ending December 31, 2000. As a result of the substantial declines in short-term rates by the Federal Open Market Committee, the Bank's average interest rate earned on short-term investments declined. The average balance of short-term investments for the quarter ended December 31, 2001 was $11.9 million earning 1.85% as compared to an average balance of $10.7 million earning 6.81% for the quarter ending December 31, 2000.

      Interest Expense: Interest expense declined by $260 thousand, or 14.8%, to $1.5 million for the quarter ended December 31, 2001, from $1.8 million for the quarter ending December 31, 2000. The decline in interest expense was mainly due to our response to the general decline in interest rates. Interest rates offered to new or existing deposit customers declined. As a result, the average volume of all interest-bearing liabilities (which includes interest-bearing deposits and interest-bearing borrowings) was $180.8 million with a cost of 3.32% for the quarter ended December 31, 2001 as compared to $166.6 million with a cost of 4.23% for the quarter ending December 31, 2000. The average volume of interest-bearing deposits was $168.8 million with a cost of 3.08% for the quarter ending December 31, 2001 as compared to $150.1 million with a cost of 3.97% for quarter ending December 31, 2000. As a result of the payment of scheduled maturities of borrowings from the Federal Home Loan Bank of Boston, the average volume of interest-bearing borrowing was $12.0 million with a cost of 6.70% for the quarter ending December 31, 2001 as compared to $16.5 million with a cost of 6.57% for quarter ending December 31, 2000.

      Net Interest Income: The Bank's net interest income increased by $267 thousand for the quarter ended December 31, 2001, or 15.3%, to $2.0 million from $1.8 million for the quarter ending December 31, 2000. The increase was attributed to the combination of an increase in interest and dividend income of $7 thousand and a decline in interest expense of $260 thousand. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased to 3.24% for the quarter ended December 31, 2001 as compared to 2.95% for the quarter ending December 31, 2000. In addition, the Bank's net interest margin, which represents net interest income as a percentage of average interest-earning assets, increased to 3.76% for the quarter ending December 31, 2001 as compared to 3.58% for the quarter ending December 31, 2000.

      Provision for Loan Losses: The Bank's provision for loan losses was $8 thousand for the quarter ended December 31, 2001 compared to $12 thousand for the quarter ended December 31, 2000. The provision for loan losses is a result of management's periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans.
The current addition of $8 thousand to the allowance for loan losses, in management's opinion, brings the allowance to a level sufficient to cover losses in the Bank's loan portfolio at this time. As the Bank expands its commercial lending activities, management believes that growth in the provision for loan losses may be likely. Additionally, while the Bank has excellent loan quality, with no non-accrual and no non-performing loans for the periods presented, the Bank recognizes that it is located in a market and geographic area that is considered in the high technology and financial services belt. The Bank's loan portfolio is representative of such demographics. Unemployment rates in Massachusetts and our area have increased and commercial property vacancy rates have also risen. Much uncertainty surrounds the length and depth of the current recession, and, while Bank management believes that our current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of securities and income from the writing of covered call options on common stock held in the Bank's stock portfolio. Total other income declined 18.9%, to $231 thousand, for the quarter ended December 31, 2001, as compared to $285 thousand for quarter ending December 31, 2000. Customer service fees declined by $29 thousand, to $155 thousand, for the quarter ended December 31, 2001, or 15.8%, from $184 thousand for the quarter ended December 31, 2000 primarily due to a decline in fees earned on the sale of non-insured investment products such as mutual funds and annuities. Net gains on the sale of securities available for sale declined by $22 thousand, or 42.3%, to $30 thousand for the quarter ended December 31, 2001, as compared to $52 thousand for quarter ending December 31, 2000. For the quarter ended December 31, 2001, there was no income from covered call options since the Bank has discontinued its activity in this program. The comparative quarter ended December 31, 2000 resulted in income of $16 thousand from this program. Lastly, miscellaneous income, increased by $13 thousand, to $46 thousand for the quarter ended December 31, 2001, or 39.4%, from $33 thousand for the quarter ended December 31, 2000 primarily due to increases in the cash surrender value of Bank-owned life insurance.

      Operating Expenses: For the quarter ended December 31, 2001, operating expenses increased by $115 thousand, or 6.9%, to $1.8 million from $1.7 million for quarter ending December 31, 2000. The increase was primarily due to salary and benefit expenses associated with general salary adjustments for the current staff and compensation expense associated with the periodic calculation of the value of stock grants. The increase in operating expenses is also a result of the Bank's efforts to update its computers along with the associated increases in data processing costs. The Bank has replaced, and will continue to replace, many older computers with newer equipment in order to allow for the conversion to a more efficient transaction processing system that is scheduled to occur in March 2002. Marketing expenses declined by 28.8%, to $47 thousand for the quarter ended December 31, 2001 from $66 thousand for the quarter ended December 31, 2000. Much of this variance can be associated with the timing of expenses associated with marketing material, advertising and promotions.

      Income Taxes. The provision for income taxes increased by $24 thousand to $116 thousand for the quarter ended December 31, 2001 as compared to $92 thousand for the quarter ended December 31, 2000, resulting in an effective tax rate of 26.0% and 26.7% for the quarter ended December 31, 2001 and 2000, respectively. The Bank utilizes security investment subsidiaries to substantially reduce state income taxes and receives the benefit of a dividends received deduction on common stock held. Additionally, the Bank receives favorable tax treatment from the increase in the cash surrender value of Bank-owned life insurance.

      Change in Accounting Principle. At October 1, 2000, the Bank adopted a new accounting standard for reporting covered call options. By adopting this standard, the Bank recorded pre-tax earnings of $223 thousand for the quarter ended December 31, 2000. After related taxes at the rate of 34%, or, $76 thousand, the standard resulted in additional income of $147 thousand for the quarter ended December 31, 2000.

Liquidity and Capital Resources

      The term "liquidity" refers to the Bank's ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. The Bank's primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-- backed securities, maturities and calls of investment securities and funds provided by the Bank's operations. The Bank also has expanded its use of borrowings from the Federal Home Loan Bank of Boston as part of its management of interest rate risk. At December 31, 2001, the Bank had $12.0 million in outstanding borrowings.

      Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage--backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

      The Bank's primary investing activities are the origination of one- to four--family real estate and other loans, the purchase of mortgage-- backed securities and the purchase of investment securities. During the three months ended December 31, 2001, the Bank originated loans of $13.2 million and purchased mortgage-backed securities and investment securities of $8.1 million. The purchase of banking premises and equipment utilized $645 thousand. These investing activities were funded by net deposit growth of $3.5 million, sales and calls on investments of $2.5 million, investment maturities of $3.6 million and principal payments on mortgage-- backed securities of $1.5 million. Net cash and cash equivalents increased by $1.8 million during the three months ended December 31, 2001.

      Total deposits increased $3.5 million, during the three months ended December 31, 2001. The level of interest rates, interest rates and products offered by competitors and other factors affect deposit flows. Certificate of deposit accounts scheduled to mature within one year were $53.8 million at December 31, 2001. Based on the Bank's deposit retention experience and current pricing strategy, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund, the Federal Deposit Insurance Corporation and other available reports, which compare the Bank's liquidity with banks in its peer group. The Bank anticipates that it will have sufficient funds to meet its current funding commitments.

      In order to create a platform for the accomplishment of the Bank's goals, the Bank has begun to make significant investments in its physical infrastructure and human and technological resources. In particular, the Bank is expanding and renovating its main office. The total cost of this expansion and renovation is estimated to be approximately $2.2 million and it is scheduled for completion in February 2002. The Bank also has a deposit on land in Shrewsbury for relocation of its current Maple Avenue branch office. No formal estimates or contracts have been entered into for this branch. Such investments have been and, in the future, will be necessary to insure that adequate resources are in place to offer increased products and services. As a result, for a period of time, the Bank expects operating expenses to increase and net income to be adversely impacted.
The Bank believes, however, that its long-term profitability should improve as it realizes the benefits of diversified product lines and market share growth.

      At December 31, 2001, the Bank exceeded each of the applicable regulatory capital requirements. The Bank's leverage (tier 1) capital was approximately $24.2 million, or 10.63% of adjusted total average assets for the quarter. In order to be classified as "well--capitalized" by the FDIC, the Bank was required to have leverage (tier 1) capital of $11.4 million, or 5.0%. To obtain such classification, the Bank must also have a risk-- based total capital ratio of 10.0% of total risk-weighted assets. At December 31, 2001, the Bank had a risk--based total capital ratio of 18.16%.

Further, the Bank does not have any balloon or other payments due on any long--term obligations or any off--balance sheet items other than the commitments and unused lines of credit.

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities and Use of Proceeds.

          None.

Item 3.   Defaults upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8--K.

(a)   Exhibits.

      None

(b)   Reports on 8--K.

      None.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Westborough Financial Services, Inc.


Date:  February 14, 2002          By: /s/ Joseph F. MacDonough
                                      -------------------------------------
                                      President and Chief Executive Officer



Date:  February 14, 2002          By: /s/ John L. Casagrande
                                      -------------------------------------
                                      Senior Vice-President, Treasurer
                                       and Clerk