Form 10QSB
period 2002-03-31
WESTBOROUGH FINANCIAL SERVICES INC
filed 2002-05-15
CIK 1087843

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

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

YES    X      NO
     -----        -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                Outstanding as of May 15, 2002
            -----                ------------------------------

Common Stock, par value $0.01              1,581,574

Transitional Small Business Disclosure Format (check one):

YES           NO    X
     -----        -----

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

                    WESTBOROUGH FINANCIAL SERVICES, INC.
                               AND SUBSIDIARY
                                 (unaudited)

INDEX

PART I.     FINANCIAL INFORMATION                                         1

Item 1.     Financial Statements                                          1

            Consolidated Balance Sheets                                   1
            Consolidated Statements of Income                             2
            Consolidated Statements of Changes in Stockholders' Equity    3
            Consolidated Statements of Cash Flows                         4
            Notes to Unaudited Consolidated Financial Statements          5

Item 2.     Management's Discussion and Analysis                          7

PART II.    OTHER INFORMATION                                            18

Item 1.     Legal Proceedings                                            18
Item 2.     Changes in Securities and Use of Proceeds                    18
Item 3.     Defaults upon Senior Securities                              18
Item 4.     Submission of Matters to a Vote of Security Holders          18
Item 5.     Other Information                                            19
Item 6.     Exhibits and Reports on Form 8-K                             19

SIGNATURES                                                               20

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

             Westborough Financial Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                           (Dollars in thousands)


                                                                March 31,    September 30,
                                                                   2002          2001
                                                                ---------    -------------
                                                                       (Unaudited)

Assets
  Cash and due from banks                                       $  4,816        $  5,040
  Federal funds sold                                               9,792           7,668
  Short-term investments                                           2,250           2,400
                                                                ------------------------
      Total cash and cash equivalents                             16,858          15,108

  Securities available for sale                                   66,773          64,414
  Federal Home Loan Bank stock, at cost                            1,250           1,100
  Loans, net                                                     135,649         134,957
  Banking premises and equipment, net                              4,056           2,859
  Accrued interest receivable                                      1,394           1,315
  Deferred income taxes                                              736             285
  Cash surrender value of life insurance                           4,748           4,449
  Due from broker                                                      0           1,032
  Other assets                                                       186             156
                                                                ------------------------

      Total assets                                              $231,650        $225,675
                                                                ========================

Liabilities and Stockholders' Equity
  Deposits                                                      $191,168        $185,098
  Federal Home Loan Bank advances                                 12,000          12,000
  Mortgagors' escrow accounts                                        192             229
  Accrued expenses and other liabilities                           1,608           1,436
                                                                ------------------------
      Total liabilities                                          204,968         198,763
                                                                ------------------------

Commitments and Contingencies

Preferred stock, $.01 par value, 1,000,000 shares
 authorized, none outstanding                                          0               0
Common stock, $.01 par value, 5,000,000 shares authorized,
1,581,574 and 1,581,374 issued and outstanding, respectively          16              16
Additional paid-in capital                                         4,565           4,549
Retained earnings                                                 22,564          22,013
Accumulated other comprehensive income                                62             724
Unearned RRP.stock                                                  (150)              0
Unearned compensation-employee stock ownership plan                 (375)           (390)
                                                                ------------------------
Total stockholders' equity                                        26,682          26,912
                                                                ------------------------
Total liabilities and stockholders' equity                      $231,650        $225,675
                                                                ========================

See accompanying notes to unaudited consolidated financial statements

             Westborough Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Income
                (Dollars in thousands, except per share data)


                                                                    Three Months Ended           Six Months Ended
                                                                         March 31,                    March 31,
                                                                 --------------------------------------------------
                                                                    2002           2001          2002          2001
                                                                    ----           ----          ----          ----
                                                                        (unaudited)                  (unaudited)

Interest and dividend income:
  Interest and fees on loans                                     $    2,400     $    2,190    $    4,869    $    4,375
  Interest and dividends on investment securities                     1,048          1,171         2,041         2,314
  Interest on federal funds sold                                         28            115            69           242
  Interest on short term investments                                     25             30            39            85
                                                                 -----------------------------------------------------
      Total interest and dividend income                              3,501          3,506         7,018         7,016
                                                                 -----------------------------------------------------

Interest expense:
  Interest on deposits                                                1,114          1,498         2,413         2,987
  Interest on borrowings                                                197            265           398           537
                                                                 -----------------------------------------------------
  Total interest expense                                              1,311          1,763         2,811         3,524
                                                                 -----------------------------------------------------
  Net interest income                                                 2,190          1,743         4,207         3,492
  Provision for loan losses                                               0             12             8            24
                                                                 -----------------------------------------------------
  Net interest income, after provision for loan losses                2,190          1,731         4,199         3,468
                                                                 -----------------------------------------------------

Other income:
  Customer service fees                                                 108            166           264           351
  Income from covered call options                                        0              0             0            16
  Gain (loss) on sales of securities available for sale, net            (26)           264             4           315
  Gain on sales of mortgages                                              5              0             5             0
  Miscellaneous                                                          44             33            89            66
                                                                 -----------------------------------------------------
      Total other income                                                131            463           362           748
                                                                 -----------------------------------------------------

Operating expenses:
  Salaries and employee benefits                                        969            891         1,903         1,730
  Occupancy and equipment expenses                                      266            260           503           487
  Data processing expenses                                              148            111           270           206
  Marketing expenses                                                     51             61            98           127
  Professional fees                                                      77            104           154           180
  Other general and administrative expenses                             323            380           699           754
                                                                 -----------------------------------------------------
      Total operating expenses                                        1,834          1,807         3,627         3,484
                                                                 -----------------------------------------------------

Income before income taxes and cumulative effect of change in
 accounting principle                                                   487            387           934           732
Provision for income taxes                                              109            106           225           198
                                                                 -----------------------------------------------------
Income before cumulative effect of change in
 accounting principle                                                   378            281           709           534
Cumulative effect of change in accounting principle,
 net of $76 of related tax effect, for the adoption of
 a new accounting standard for covered call options                       0              0             0           147
                                                                 -----------------------------------------------------
Net income                                                       $      378     $      281    $      709    $      681
                                                                 =====================================================

Number of weighted average shares outstanding-Basic               1,541,970      1,540,489     1,542,544     1,540,016
Earnings per share - Basic                                       $     0.25     $     0.18    $     0.46    $     0.44
Number of weighted average shares outstanding-Dilutive            1,560,287      1,542,445     1,559,615     1,541,972
Earnings per share-Dilutive                                      $     0.24     $     0.18    $     0.45    $     0.44

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
          Consolidated Statements of Changes in Stockholders' Equity
                  Six Months Ended March 31, 2002 and 2001
                (Dollars in thousands, except per share data)


                                                                                 Accumulated
                                                         Additional                 Other       Unearned     Unearned
                                                Common    Paid-in    Retained   Comprehensive     RRP      Compensation
                                                Stock     Capital    Earnings   Income (Loss)    Stock         ESOP        Total
                                                ------   ----------  --------   -------------   --------   ------------    -----
                                                                                   (Unaudited)

Balance at September 30, 2000                    $16       $4,541    $20,931       $(352)        $   0        $(420)      $24,716

Comprehensive income:
  Net income                                       0            0        681           0             0            0           681
  Change in net unrealized gain on
   securities available for sale, net of
   reclassification adjustment and tax effects     0            0          0         649             0            0           649
                                                                                                                              ---
      Total comprehensive income                                                                                            1,330

Cash dividends declared ($.10 per share)           0            0       (158)          0             0            0          (158)
ESOP shares committed to be released               0            0          0           0             0           15            15
                                                 --------------------------------------------------------------------------------
Balance at March 31, 2001                        $16       $4,541    $21,454       $ 297         $   0        $(405)      $25,903
                                                 ================================================================================

Balance at September 30, 2001                     16        4,549     22,013         724             0         (390)       26,912

Comprehensive income:
  Net income                                       0            0        709           0             0            0           709
  Change in net unrealized gain on
  securities available for sale, net of
  reclassification adjustment and tax effects      0            0          0        (662)            0            0          (662)
                                                                                                                              ---
      Total comprehensive income                                                                                               47

Cash dividends declared ($.10 per share)           0            0       (158)          0             0            0          (158)
ESOP shares released and committed to be
 released                                          0           13          0           0             0           15            28
Purchase of RRP shares (9,000 shares)              0            0          0           0          (184)           0          (184)
Amortization of RRP stock                          0            0          0           0            34            0            34
 Issuance of common stock under stock option
 plan, net of income tax benefits                  0            3          0           0             0            0             3
                                                 --------------------------------------------------------------------------------
Balance at March 31, 2002                        $16       $4,565    $22,564       $  62         $(150)       $(375)      $26,682
                                                 ================================================================================


See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                           (Dollars in Thousands)


                                                                            Six Months Ended
                                                                         -----------------------
                                                                         March 31,     March 31,
                                                                           2002          2001
                                                                         ---------     ---------
                                                                               (Unaudited)

Cash flows from operating activities:
  Net income                                                             $    709      $    681
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                                                   8            24
    Net amortization (accretion) on securities                                 26           (28)
    Amortization of net deferred loan costs and premiums (discounts)          (24)           30
    Depreciation and amortization expense                                     221           200
    Gain on sales and calls of securities, net                                 (4)         (315)
    Recognition of expired covered call options                                 0           (16)
    Decrease (increase) in accrued interest receivable                        (79)           13
    Deferred income tax benefit                                               (96)            0
    ESOP shares released and committed to be released                          28            15
    Amortization of RRP stock                                                  34             0
    Increase in cash surrender value of life insurance                       (299)         (157)
    Other, net                                                                142            85
                                                                         ----------------------
      Net cash provided by operating activities                               666           532
                                                                         ----------------------

Cash flows from investing activities:
  Activity in available for sale securities:
    Sales and calls                                                         2,616         9,994
    Maturities                                                              4,132         3,811
    Purchases                                                             (13,191)      (13,324)
    Principal Payments                                                      4,077         1,149
    Purchase of Federal Home Loan Bank stock                                 (150)         (197)
  Loans originated, net of principal payments                                (676)       (3,180)
  Purchase of banking premises and equipment                               (1,418)         (462)
                                                                         ----------------------
      Net cash used by investing activities                                (4,610)       (2,209)
                                                                         ----------------------

Cash flows from financing activities:
  Net increase in deposits                                                  6,070        14,067
  Net decrease in mortgagors escrow accounts                                  (37)          (36)
  Purchase of RRP stock                                                      (184)            0
  Issuance of common stock under stock option plan,
   net of income tax benefits                                                   3             0
  Dividends paid                                                             (158)         (158)
                                                                         ----------------------
      Net cash provided by financing activities                             5,694        13,873
                                                                         ----------------------

Net increase in cash and cash equivalents                                   1,750        12,196

Cash and cash equivalents at beginning of period                           15,108        14,460
                                                                         ----------------------

Cash and cash equivalents at end of period                               $ 16,858      $ 26,656
                                                                         ======================

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

      2)    Contingencies.

      At March 31, 2002, the Bank had loan commitments to borrowers of $4.9 million, commitments of home equity loans of $875 thousand, available home equity lines of credit of $9.6 million, unadvanced funds on commercial lines of credit of $3.9 million, unadvanced funds on construction mortgages of $1.9 million and personal overdraft lines of credit of approximately $466 thousand. The Bank had no commitments to purchase or sell securities at March 31, 2002.

      In order to create a platform for the accomplishment of the Bank's goals, the Bank has been making significant investments in its physical and data processing infrastructure. In particular, the Bank recently completed, and is now occupying, an addition to its main office that added approximately 13,000 square feet of office space that will be utilized to support operations, marketing, finance, human resources and administration. The cost to build this addition was approximately $2.5 million and that amount will be depreciated over 35 years, utilizing the straight-line method of depreciation. The bank had previously been renting office space, on a month-to-month basis, to house its finance, operations and marketing departments. The Bank is in the process of receiving formal estimates for the renovation of the older portion of its main office. In April, the Bank, through its wholly owned subsidiary The Hundredth Corporation, completed a $935 thousand acquisition of land in Shrewsbury where it plans to relocate its current Maple Avenue branch. As it relates to the proposed building on the Shrewsbury site, the Bank is in the process of receiving formal estimates for construction of the branch office. Additionally, in March, the Bank converted its data processing operation to a new service bureau. Such investments have been, and, in the future will be, necessary to ensure that adequate resources are in place to offer increased products and services. As a result, for a period of time, the Bank expects operating expenses to increase and net income to be adversely impacted. The Bank believes, however, that its long-term profitability should improve as it realizes the benefits of diversified product lines and market share growth.

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

      4)    Adoption of New Accounting Pronouncement.

      On October 1, 2000 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which required the Company to record the after-tax effects of changes in the fair value of covered call options through current income. Previously, such changes were included in accumulated comprehensive income (loss). By adopting this standard, the Company recorded pre-tax earnings of $223 thousand for the six-months ended March 31, 2001. After related taxes at the rate of 34%, or, $76 thousand, the standard resulted in additional income of $147 thousand for the six-months ended March 31, 2001.

Item 2.    Management's Discussion and Analysis.

General

      The following discussion compares the financial condition of the Company and its wholly owned subsidiary, the Bank, at March 31, 2002 and September 30, 2001, and the results of operations for the three and six month periods ended March 31, 2002, compared to the same periods in 2001. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes that are included within this report.

      The Company's principal business is its investment in the Bank, which is a community-oriented financial institution providing a variety of financial services to the communities which it serves. The business of the Bank consists of attracting deposits from the general public and using these funds to originate various types of loans primarily in the towns of Westborough, Northborough, Grafton and Shrewsbury, Massachusetts, including residential and commercial real estate mortgage loans and, to a lesser extent, consumer and commercial loans.

      The Bank's results of operations depend primarily on net interest income. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets and the interest it pays on its interest-bearing liabilities. Interest-earning assets primarily consist of mortgage loans and securities available for sale. Interest-bearing liabilities consist primarily of certificates of deposit, savings accounts and borrowings. The Bank's results of operations are also affected by its provision for loan losses, income from security transactions, other income and operating expenses. Operating expenses consist primarily of salaries and employee benefits, occupancy, data processing, marketing, professional fees and other general and administrative expenses. Other income consists mainly of service fees and charges, income from writing covered call options, gains on sales of securities and fees from the sale of non-insured investment products.

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

Comparison of Financial Condition at March 31, 2002 and September 30, 2001

      As a result of continued growth in deposits, the Company's total assets increased by $6.0 million, or 2.6%, to $231.7 million at March 31, 2002 from $225.7 million at September 30, 2001. Much of the cash flow from this deposit growth was invested in federal funds sold and securities available for sale. Federal funds sold during this period increased $2.1 million, or 27.7%, to $9.8 million at March 31, 2002 from $7.7 million at September 30, 2001. Securities available for sale increased by $2.4 million, to $66.8 million, at March 31, 2002 as compared to $64.4 million at September 30, 2001. As a result of the expansion of the Bank's main office, building premises and equipment increased by $1.2 million to $4.1 million at March 31, 2002. Net loans grew by $0.7 million to $135.6 million. This moderate increase was primarily a result of the current low interest rate environment that encouraged increased loan payoffs and re-financings.

      Total deposits increased by $6.1 million, or 3.3%, to $191.2 million at March 31, 2002 from $185.1 million at September 30, 2001. Most of this increase was attributable to increases in variable-rate tiered accounts and regular savings accounts. In the current low interest rate environment, deposit customers preferred to place their deposits in accounts with higher liquidity.

      Total stockholders' equity declined by $0.2 million to $26.7 million at March 31, 2002 from $26.9 million at September 30, 2001 primarily as a result of a decrease in accumulated other comprehensive income, partially offset by an increase in net income. Accumulated other comprehensive income, which measures the after-tax change in the value of securities considered available for sale, declined primarily as a result of a decline in the market value of equity securities available for sale. Additionally, during this period, the Company purchased 9,000 shares of the Company's common stock to fund its Recognition and Retention Plan. Lastly, during the six-month period ended March 31, 2002, the Company declared and paid cash dividends of $0.10 per common share.

Comparison of Operating Results for the Three-months ended March 31,
2002 and 2001

      Net Income: The Company reported dilutive earnings per share for the quarter ended March 31, 2002 of $0.24 on net income of $378 thousand. For the current quarter ended March 31, 2002, net income increased by $97 thousand, or 34.5%, as compared to $281 thousand, or $0.18 dilutive earnings per share, for the previous quarter ended March 31, 2001. The increased earnings were primarily due to a decline in interest expenses, offset, to a lesser extent, by a decline in net gains on the sale of securities. The Company's return on average assets for the quarter ended March 31, 2002 was .66% compared to .52% for the quarter ended March 31, 2001.

      The Bank's net interest rate spread and net interest margin for the periods indicated are as follows and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:


                                             For Three Months Ended
                                                   March 31,
                                             ----------------------     Increase
                                                2002       2001        (decrease)
                                                ----       ----        ----------

Interest-earning assets:
  Short-term investments (1)                    1.87%      4.58%         -2.71%
  Investment securities (2)                     6.30%      6.31%         -0.01%
  Loans (3)                                     7.03%      7.59%         -0.56%

      Total interest-earning assets             6.53%      6.93%         -0.40%

Interest-bearing liabilities:
  NOW accounts                                  0.50%      0.51%         -0.01%
  Savings accounts (4)                          2.15%      3.32%         -1.17%
  Money market deposit accounts                 1.94%      1.95%         -0.01%
  Certificate of deposit accounts               3.83%      5.57%         -1.74%

      Total interest-bearing deposits           2.62%      3.86%         -1.24%

Borrowed funds                                  6.57%      6.42%          0.15%

      Total interest-bearing liabilities        2.88%      4.11%         -1.23%

Net interest rate spread (5)                    3.65%      2.82%          0.83%
Net interest margin (6)                         4.09%      3.44%          0.65%

--------------------
<F1>  Short-term investments include federal funds sold.
<F2>  All investment securities are considered available for sale.
<F3>  Loans are net of deferred loan origination costs (fees), allowance for loan losses, discount/premium on purchased loans and unadvanced funds.
<F4>  Savings accounts include the balance in mortgagors' escrow accounts.
<F5>  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
<F6>  Net interest margin represents net interest income as a percentage of average interest-earning assets.

      Interest and Dividend Income: The Bank's interest and dividend income declined by $5 thousand, or 0.14%, to $3.5 million for the three-months ended March 31, 2002. Although the average volume of interest-earning assets increased, the average rate earned on interest-earning assets declined. The average volume of interest-earning assets for the three-months ended March 31, 2002 was $214.4 million earning an average rate of 6.53% as compared to an average volume of $202.4 million earning an average rate of 6.93% for the three-months ending March 31, 2001. The Bank experienced continued growth in real estate, commercial lending and other loans, funding from which was supported mainly by internally generated growth in deposits. The average balance of loans for the three-months ended March 31, 2002 was $136.5 million earning 7.03% as compared to an average balance of $115.5 million earning 7.59% for the three-months ending March 31, 2001. The decline in the interest rate earned on loans was, in large part, a result of the general decline in market-based interest rates offered on new loans granted during the period and also due to a decline in the rates of interest charged on variable-rate loans held in our portfolio which were subject to periodic adjustment or a re-negotiation of the current rate charged by the Bank. The average balance of investment securities for the three-months ended March 31, 2002 was $66.6 million, earning 6.30% as compared to an average balance of $74.3 million, earning 6.31% for the three-months ending March 31, 2001. As a result of the substantial declines in short-term rates by the Federal Open Market Committee, the Bank's average interest rate earned on short-term investments declined. The average balance of short-term investments for the three-months ended March 31, 2002 was $11.3 million earning 1.87% as compared to an average balance of $12.7 million earning 4.58% for the three-months ending March 31, 2001.

      Interest Expense: Total interest expense declined by $452 thousand, or 25.6%, to $1.3 million for the three-months ended March 31, 2002, from $1.8 million for the three-months ending March 31, 2001. The decline in interest expense was mainly due to the Bank's response to the general decline in interest rates. Interest rates offered to new or existing savings and certificate of deposit account customers declined during the recent three-month period. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and interest-bearing borrowings) was $181.9 million with a cost of 2.88% for the three-months ended March 31, 2002 as compared to $171.8 million with a cost of 4.11% for the three-months ending March 31, 2001. The average volume of interest-bearing deposits was $169.9 million with a cost of 2.62% for the three-months ending March 31, 2002 as compared to $155.3 million with a cost of 3.86% for three-months ending March 31, 2001. As a result of the payment of scheduled maturities of borrowings from the Federal Home Loan Bank of Boston, the average volume of interest-bearing borrowing was $12.0 million with a cost of 6.57% for the three-months ending March 31, 2002 as compared to $16.5 million with a cost of 6.42% for three-months ending March 31, 2001.

      Net Interest Income: The Bank's net interest income increased by $447 thousand for the three-months ended March 31, 2002, or 25.6%, to $2.2 million from $1.7 million for the three-months ending March 31, 2001. The increase was mainly attributed to the decline in interest expense of $452 thousand. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased ..83%, to 3.65%, for the three-months ended March 31, 2002 as compared to 2.82% for the three-months ending March 31, 2001. In addition, the Bank's net interest margin, which represents net interest income as a percentage of average interest-earning assets, increased .65%, to 4.09%, for the three-months ending March 31, 2002 as compared to 3.44% for the three-months ending March 31, 2001.

      Provision for Loan Losses: The Bank's provision for loan losses was $0 for the three-months ended March 31, 2002 compared to $12 thousand for the three-months ended March 31, 2001. The provision for loan losses is a result of management's periodic analysis of risks inherent in its loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is the Bank's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. The allowance for loan losses, in management's opinion, is sufficient to cover losses in the Bank's loan portfolio at this time. As the Bank expands its commercial lending activities, management believes that growth in the provision for loan losses may be likely. Additionally, while the Bank believes it has excellent loan quality, with $218 thousand of non-accrual loans and non-performing assets at March 31, 2002, the Bank recognizes that it is located in a market and geographic area that is considered in the high technology and financial services belt. The Bank's loan portfolio is representative of such demographics. Unemployment rates in Massachusetts and its area have increased and commercial property vacancy rates have also risen. While Bank management believes that its current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

      Other Income: Other income consists primarily of fee income for customer services and gains and losses from the sale of securities. Total other income declined by 71.7%, to $131 thousand, for the three-months ended March 31, 2002, as compared to $463 thousand for three-months ending March 31, 2001. For the three-months ended March 31, 2002, the Bank incurred a $26 thousand net loss on sales of securities as compared to a net gain on sales of securities of $264 thousand for the comparative three-month period ended March 31, 2001. Customer service fees declined by $58 thousand, or 34.9%, to $108 thousand, for the three-months ended March 31, 2002 from $166 thousand for the three-months ended March 31, 2001 primarily due to a decline in the volume of fees earned on the sale of non-insured investment products such as mutual funds and annuities. For the three-months ended March 31, 2002, there was no income from covered call options since the Bank has discontinued its activity in this program.

      Operating Expenses: For the three-months ended March 31, 2002, operating expenses increased by $27 thousand, or 1.5%, to $1.8 million three-months ending March 31, 2001. Salary and employee benefits expense increased 8.8%, to $969 thousand for the three-months ended March 31, 2002 compared to $891 thousand for the similar period last year. The increase was primarily due to salary and benefit expenses associated with general salary adjustments for the current staff, compensation expense associated with the periodic calculation of the value of stock grants and for deferred compensation due a retiring director. The increase in operating expenses is also a result of the Bank's payment of costs associated with the Bank's efforts to convert to a new data processing servicing company. Marketing expenses declined by 16.4%, to $51 thousand for the three-months ended March 31, 2002 from $61 thousand for the three-months ended March 31, 2001 in conjunction with the Bank's efforts to produce some marketing materials in-house, rather than purchasing such services from third party vendors. Professional fees, which mainly include legal and accounting expenses, declined by $27 thousand, to $77 thousand, for the three months ended March 31, 2002, as compared to $104 thousand for the comparable quarter last year. Legal expenses associated with various filings and with the Company's annual stockholders' meeting declined from the previous year. Other general and administrative expenses declined by 15%, or $57 thousand, to $323 thousand for the three-months ended March 31, 2002 as compared to $380 thousand for the comparable quarter last year as a result of a decline in the use of outside consultants in the areas of professional development, investment advisory services and compensation and benefit surveys.

      Income Taxes. The provision for income taxes increased by $3 thousand to $109 thousand for the three-months ended March 31, 2002 as compared to $106 thousand for the three-months ended March 31, 2001, resulting in an effective tax rate of 22.4% and 27.4% for the three-months ended March 31, 2002 and 2001, respectively. The Bank utilizes security investment subsidiaries to substantially reduce state income taxes and receives the benefit of a dividends received deduction on common stock held. Additionally, the Bank receives favorable tax treatment from the increase in the cash surrender value of Bank-owned life insurance. Depending upon the timing and magnitude of such income items, changes in the Company's effective tax rate can vary from period to period.

Comparison of Operating Results for the Six-months ended March 31, 2002 and 2001

      Net Income: The Company reported dilutive earnings per share for the six-month period ended March 31, 2002 of $0.45 on net income of $709 thousand. For the six-month period ended March 31, 2002, net income increased by $28 thousand, or 4.1%, as compared to $681 thousand, or $0.44 dilutive earnings per share, for the comparable period ended March 31, 2001. The increased earnings was primarily due to a decline in interest expenses, offset, to a lesser extent, by a decline in net gains on the sale of securities, a decline in the cumulative effect of a change in accounting principle for covered call options, a decline in customer service fee income and an increase in operating expenses. The Company's return on average assets for the six-month period ended March 31, 2002 was .62% compared to .64% for the comparable period ended March 31, 2001.

      The Bank's net interest rate spread and net interest margin for the periods indicated are as follows and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:


                                             For Six Months Ended
                                                  March 31,
                                             --------------------      Increase
                                               2002       2001        (decrease)
                                               ----       ----        ----------

Interest-earning assets:
  Short-term investments (1)                   1.89%      5.60%         -3.71%
  Investment securities (2)                    6.23%      6.37%         -0.14%
  Loans (3)                                    7.11%      7.62%         -0.51%

      Total interest-earning assets            6.56%      7.05%         -0.49%

Interest-bearing liabilities:
  NOW accounts                                 0.49%      0.50%         -0.01%
  Savings accounts (4)                         2.34%      3.46%         -1.12%
  Money market deposit accounts                1.89%      1.94%         -0.05%
  Certificate of deposit accounts              4.23%      5.58%         -1.35%

      Total interest-bearing deposits          2.87%      3.91%         -1.04%

Borrowed funds                                 6.63%      6.51%          0.12%

      Total interest-bearing liabilities       3.12%      4.17%         -1.05%

Net interest rate spread (5)                   3.44%      2.88%          0.56%
Net interest margin (6)                        3.93%      3.51%          0.42%

--------------------
<F1>  Short-term investments include federal funds sold.
<F2>  All investment securities are considered available for sale.
<F3>  Loans are net of deferred loan origination costs (fees), allowance for loan losses, discount/premium on purchased loans and unadvanced funds.
<F4>  Savings accounts include the balance in mortgagors' escrow accounts.
<F5>  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
<F6>  Net interest margin represents net interest income as a percentage of average interest-earning assets.

      Interest and Dividend Income: Interest and dividend income increased by $2 thousand, or 0.03%, to $7.0 million for the six-months ended March 31, 2002. The small increase was due mainly to the combination of a higher volume of average interest-earning assets and a decline in the average rate earned on interest-earning assets. The average volume of interest-earning assets for the six-months ended March 31, 2002 was $214.0 million earning an average rate of 6.56% as compared to an average volume of $199.1 million earning an average rate of 7.05% for the six-months ending March 31, 2001. The Bank experienced continued growth in real estate, commercial and other loans, funding from which was supported mainly by internally generated growth in deposits and from the sale or maturity of investment securities. The average balance of loans for the six-months ended March 31, 2002 was $137.0 million earning 7.11% as compared to an average balance of $114.8 million earning 7.62% for the six-months ending March 31, 2001. The decline in the interest rate earned on loans was, in large part, a result of the general decline in market-based interest rates offered on new loans granted during the period and also due to a decline in the rates of interest charged on variable-rate loans held in our portfolio which were subject to periodic adjustment or a re-negotiation of the current rate charged by the Bank. The average balance of investment securities for the six-months ended March 31, 2002 declined to $65.5 million, earning 6.23% as compared to an average balance of $72.6 million, earning 6.37% for the six-months ending March 31, 2001. As a result of the substantial declines in short-term rates by the Federal Open Market Committee, the Bank's average interest rate earned on short-term investments declined. The average balance of short-term investments for the six-months ended March 31, 2002 was $11.4 million earning 1.89% as compared to an average balance of $11.7 million earning 5.60% for the six-months ending March 31, 2001.

      Interest Expense: Total interest expense declined by $713 thousand, or 20.2%, to $2.8 million for the six-months ended March 31, 2002, from $3.5 million for the six-months ending March 31, 2001. The decline in interest expense was mainly due to the Bank's response to the general decline in interest rates. Interest rates offered to new or existing savings and certificate of deposit account customers declined during the recent six-month period. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and interest-bearing borrowings) was $180.0 million with a cost of 3.12% for the six-months ended March 31, 2002 as compared to $169.2 million with a cost of 4.17% for the six-months ending March 31, 2001. The average volume of interest-bearing deposits was $168.0 million with a cost of 2.87% for the six-months ending March 31, 2002 as compared to $152.7 million with a cost of 3.91% for six-months ending March 31, 2001. As a result of the payment of scheduled maturities of borrowings from the Federal Home Loan Bank of Boston, the average volume of interest-bearing borrowing was $12.0 million with a cost of 6.63% for the six-months ending March 31, 2002 as compared to $16.5 million with a cost of 6.51% for six-months ending March 31, 2001.

      Net Interest Income: Net interest income increased by $715 thousand, or 20.5%, for the six-months ended March 31, 2002, to $4.2 million from $3.5 million for the six-months ending March 31, 2001. The increase was mainly attributed to the decline in interest expense of $713 thousand. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased to 3.44% for the six-months ended March 31, 2002 as compared to 2.88% for the six-months ending March 31, 2001. In addition, the Bank's net interest margin, which represents net interest income as a percentage of average interest-earning assets, increased by .42%, to 3.93%, for the six-months ending March 31, 2002 as compared to 3.51% for the six-months ending March 31, 2001.

      Provision for Loan Losses: The Bank's provision for loan losses was $8 thousand for the six-months ended March 31, 2002 compared to $24 thousand for the six-months ended March 31, 2001. Although there were no significant increases in payment delinquencies or non-performing assets, the Bank believes that the additional provision for losses is prudent, given weaknesses in the general economic environment. The provision for loan losses is a result of management's periodic analysis of risks inherent in its loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is the Bank's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. The current addition of $8 thousand to the allowance for loan losses, in management's opinion, brings the allowance to a level sufficient to cover losses in the Bank's loan portfolio at this time. As the Bank expands its commercial lending activities, management believes that growth in the provision for loan losses may be likely. Additionally, while the Bank believes it has excellent loan quality, with $218 thousand of non-accrual loans and non-performing assets at March 31, 2002, the Bank recognizes that it is located in a market and geographic area that is considered in the high technology and financial services belt. The Bank's loan portfolio is representative of such demographics. Unemployment rates in Massachusetts and its area have increased and commercial property vacancy rates have also risen. While Bank management believes that its current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

      Other Income: Other income consists primarily of fee income for customer services and gains and losses from the sale of securities. Total other income declined 51.6%, to $362 thousand, for the six-months ended March 31, 2002, as compared to $748 thousand for six-months ending March 31, 2001. Net gains on the sale of securities available for sale declined by $311 thousand, or 98.7%, to $4 thousand for the six-months ended March 31, 2002, as compared to $315 thousand for six-months ending March 31, 2001. Customer service fees declined by $87 thousand, or 24.8%, to $264 thousand, for the six-months ended March 31, 2002, from $351 thousand for the six-months ended March 31, 2001 primarily due to a decline in the volume of fees earned on the sale of non-insured investment products such as mutual funds and annuities. For the six-months ended March 31, 2002, there was no income from covered call options since the Bank has discontinued its activity in this program. The comparative six-months ended March 31, 2001 resulted in income of $16 thousand from this program. Lastly, miscellaneous income, increased by $23 thousand, or 34.9%, to $89 thousand for the six-months ended March 31, 2002, from $66 thousand for the six-months ended March 31, 2001 primarily due to increases in the cash surrender value of Bank-owned life insurance.

      Operating Expenses: For the six-months ended March 31, 2002, operating expenses increased by $143 thousand, or 4.1%, to $3.6 million from $3.5 million for six-months ending March 31, 2001. The increase was primarily due to salary and benefit expenses associated with general salary adjustments for the current staff, compensation expense associated with the periodic calculation of the value of stock grants and for deferred compensation due a retiring director. The increase in operating expenses is also a result of the Bank's payment of costs associated with the Bank's efforts to convert to a new data processing servicing company. Marketing expenses declined by 22.8%, to $98 thousand for the six-months ended March 31, 2002 from $127 thousand for the six-months ended March 31, 2001 in conjunction with the Bank's efforts to produce some marketing material in-house, rather than purchasing such services from third party vendors. Professional fees, which mainly includes legal and accounting expenses, declined by $26 thousand, to $154 thousand, for the six-months ended March 31, 2002, as compared to $180 thousand for the comparable period last year. Legal expenses associated with various filings and with the Company's annual stockholders' meeting declined from the previous year. Other general and administrative expenses declined by 7.3%, or $55 thousand, to $699 thousand for six-months ended March 31, 2002 as compared to $754 thousand for the comparable period last year as a result of a decline in the use of outside consultants in the areas of professional development, investment advisory services and compensation and benefit surveys.

      Income Taxes. The provision for income taxes increased by $27 thousand to $225 thousand for the six-months ended March 31, 2002 as compared to $198 thousand for the six-months ended March 31, 2001, resulting in an effective tax rate of 24.1% and 27.0% for the six-months ended March 31, 2002 and 2001, respectively. The Bank utilizes security investment subsidiaries to substantially reduce state income taxes and receives the benefit of a dividends received deduction on common stock held. Additionally, the Bank receives favorable tax treatment from the increase in the cash surrender value of Bank-owned life insurance. Depending upon the timing and magnitude of such income items, changes in the Company's effective tax rate can vary from period to period.

      Change in Accounting Principle. At October 1, 2000, the Company adopted a new accounting standard for reporting covered call options. By adopting this standard, the Company recorded pre-tax earnings of $223 thousand for the six-months ended March 31, 2001. After related taxes at the rate of 34%, or, $76 thousand, the standard resulted in additional income of $147 thousand for the six-months ended March 31, 2001.

Liquidity and Capital Resources

      The term "liquidity" refers to the Bank's ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. The Bank's primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by the Bank's operations. The Bank also borrows funds from time to time from the Federal Home Loan Bank of Boston as part of its management of interest rate risk. At March 31, 2002, the Bank had $12.0 million in outstanding borrowings.

      Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

      The Bank's primary investing activities are the origination of one- to four-family real estate and other loans and the purchase of investment securities. During the six-months ended March 31, 2002, the Bank originated loans of $28.2 million and purchased investment securities of $13.2 million. The purchase of banking premises and equipment utilized $1.4 million. These investing activities were funded by net deposit growth of $6.1 million, sales and calls on securities of $2.6 million, investment maturities of $4.1 million and principal payments on mortgage-backed securities of $4.1 million. Net cash and cash equivalents increased by $1.8 million during the six-months ended March 31, 2002.

      Total deposits increased $6.1 million, during the six-months ended March 31, 2002. The level of interest rates, interest rates and products offered by competitors and other factors affect deposit flows. Certificate of deposit accounts scheduled to mature within one year were $52.8 million at March 31, 2002. Based on the Bank's deposit retention experience and current pricing strategy, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund, the Federal Deposit Insurance Corporation ("FDIC") and other available reports, which compare the Bank's liquidity with banks in its peer group. The Bank anticipates that it will have sufficient funds to meet its current funding commitments.

      In order to create a platform for the accomplishment of the Bank's goals, the Bank has been making significant investments in its physical infrastructure. In particular, the Bank expanded its main office. The cost to complete this expansion and renovation was approximately $2.5 million and it was completed in March 2002. In April, the Bank, through its wholly owned subsidiary The Hundredth Corporation, completed a $935 thousand acquisition of land in Shrewsbury where it plans to relocate its current Maple Avenue branch. As it relates to the proposed building on the Maple Avenue site, no contracts have been entered into and the Bank is in the process of receiving formal estimates on construction of this branch. Additionally, in March, the Bank converted its data processing operation to a new service bureau. Such investments have been, and, in the future, will be, necessary to ensure that adequate resources are in place to offer a full array of products and services. As a result, for a period of time, the Bank expects operating expenses to increase and net income to be adversely impacted. The Bank believes, however, that its long-term profitability should improve as it realizes the benefits of diversified product lines and market share growth.

      At March 31, 2002, the Bank exceeded each of the applicable regulatory capital requirements and was considered "well capitalized" under relevant FDIC regulations. In order to be classified as "well-capitalized" by the FDIC, the Bank was required to have leverage (tier 1) capital of $11.4 million, or 5.0%. The Bank's leverage (tier 1) capital was approximately $24.5 million, or 10.70% of adjusted total average assets for the quarter. To obtain such classification, the Bank must also have a risk-based total capital ratio of 10.0% of total risk-weighted assets. At March 31, 2002, the Bank had a risk-based total capital ratio of 17.97%.

      Further, the Bank does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit.

PART II.    OTHER INFORMATION
            -----------------

Item 1.     Legal Proceedings

      Although the Bank and the Company, from time to time, are involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Bank or the Company, its directors or its officers is a party or to which any of its property is subject as of the date of this Form 10-QSB.

Item 2.     Changes in Securities and Use of Proceeds.

            None.

Item 3.     Defaults upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.

      Westborough Financial Services, Inc. held its annual meeting of shareholders on January 31, 2002 (the "Meeting"). All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

1. Election of five directors of the Company. The number of votes cast with respect to this matter was as follows:

      Nominee                 For          Withheld    Broker Non-Votes
      -------                 ---          --------    ----------------

      Edward S. Bilzerian     1,477,751    3,305              0
      Paul F. McGrath         1,450,451      605              0
      Charlotte C. Spinney    1,450,881      175              0
      Phyllis A. Stone        1,450,881      335              0
      James E. Tashjian       1,450,601      455              0

2. Approval of Article IX of the Westborough Financial Services, Inc. 2001 Stock Option Plan.

      For        Against    Abstain    Broker Non-Votes    MHC Non-Vote
      ----       -------    -------    ----------------    ------------
      362,118    54,975     6,070             0            1,027,893

3. Approval of Article X of the Westborough Financial Services, Inc. 2001 Recognition and Retention Plan.

      For        Against    Abstain    Broker Non-Votes    MHC Non-Vote
      ---        -------    -------    ----------------    ------------
      361,093    56,000     6,070             0            1,027,893

4. Ratification of the appointment of Wolf & Company, P.C. as the Company's independent public accountants for the fiscal year ending September 30, 2002.

      For          Against    Abstain    Broker Non-Votes
      ---          -------    -------    ----------------
      1,447,056    330        3,670             0

Item 5.     Other Information.

            None

Item 6.     Exhibits and Reports on Form 8-K.

(a)         Exhibits.

            None

(b)         Reports on 8-K.

            None

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Westborough Financial Services, Inc.


Date:  May 15, 2002                    By:  /s/ Joseph F. MacDonough
                                            ------------------------
                                            President and Chief Executive
                                            Officer



Date:  May 15, 2002                    By:  /s/ John L. Casagrande
                                            ------------------------
                                            Senior Vice-President,
                                            Treasurer and Clerk