Form 10QSB
period 2002-06-30
WESTBOROUGH FINANCIAL SERVICES INC
filed 2002-08-14
CIK 1087843

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

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

YES    X        NO
     -----          -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                Outstanding as of August 14, 2002
            -----                ---------------------------------

Common Stock, par value $0.01              1,581,574

Transitional Small Business Disclosure Format (check one):

YES            NO    X
     -----         -----

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

                    WESTBOROUGH FINANCIAL SERVICES, INC.
                               AND SUBSIDIARY
                                 (unaudited)
INDEX

PART I.     FINANCIAL INFORMATION                                          1

Item 1.     Financial Statements                                           1

            Consolidated Balance Sheets                                    1
            Consolidated Statements of Income                              2
            Consolidated Statements of Changes in Stockholders' Equity     3
            Consolidated Statements of Cash Flows                          4
            Notes to Unaudited Consolidated Financial Statements           5

Item 2.     Management's Discussion and Analysis.                          7

PART II.    OTHER INFORMATION                                             18

Item 1.     Legal Proceedings.                                            18
Item 2.     Changes in Securities and Use of Proceeds.                    18
Item 3.     Defaults upon Senior Securities.                              18
Item 4.     Submission of Matters to a Vote of Security Holders.          18
Item 5.     Other Information.                                            18
Item 6.     Exhibits and Reports on Form 8-K.                             18

SIGNATURES                                                                19

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.   Financial Statements

             Westborough Financial Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                           (Dollars in thousands)




                                                                June 30,    September 30,
                                                                  2002          2001
                                                                --------    -------------
                                                                       (Unaudited)

Assets
  Cash and due from banks                                       $  4,749      $  5,040
  Federal funds sold                                              10,782         7,668
  Short-term investments                                           2,150         2,400
                                                                --------      --------
      Total cash and cash equivalents                             17,681        15,108

  Securities available for sale                                   69,794        64,414
  Federal Home Loan Bank stock, at cost                            1,250         1,100
  Loans, net                                                     136,117       134,957
  Banking premises and equipment, net                              5,299         2,859
  Accrued interest receivable                                      1,395         1,315
  Deferred income taxes                                              413           285
  Cash surrender value of life insurance                           4,822         4,449
  Due from broker                                                      0         1,032
  Other assets                                                       395           156
                                                                --------      --------

      Total assets                                              $237,166      $225,675
                                                                ========      ========

Liabilities and Stockholders' Equity
  Deposits                                                      $195,961      $185,098
  Federal Home Loan Bank advances                                 12,000        12,000
  Mortgagors' escrow accounts                                        182           229
  Accrued expenses and other liabilities                           1,622         1,436
                                                                --------      --------
      Total liabilities                                          209,765       198,763
                                                                ========      ========

Commitments and Contingencies

Preferred stock, $.01 par value, 1,000,000 shares
 authorized, none outstanding                                          0             0
Common stock, $.01 par value, 5,000,000 shares authorized,
 1,581,574 and 1,581,374 issued and outstanding, respectively         16            16
Additional paid-in capital                                         4,574         4,549
Retained earnings                                                 22,689        22,013
Accumulated other comprehensive income                               719           724
Unearned RRP stock                                                  (229)            0
Unearned compensation-employee stock ownership plan                 (368)         (390)
                                                                --------      --------

Total stockholders' equity                                        27,401        26,912
                                                                --------      --------

Total liabilities and stockholders' equity                      $237,166      $225,675
                                                                ========      ========


See accompanying notes to unaudited consolidated financial statements

             Westborough Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Income
                (Dollars in thousands, except per share data)




                                                                   Three Months Ended            Nine Months Ended
                                                                        June 30,                     June 30,
                                                                --------------------------------------------------
                                                                   2002           2001          2002          2001
                                                                   ----           ----          ----          ----
                                                                      (unaudited)                  (unaudited)

Interest and dividend income:
  Interest and fees on loans                                    $    2,347     $    2,254    $    7,216     $    6,629
  Interest and dividends on securities                                 994          1,084         3,035          3,398
  Interest on federal funds sold                                        32            139           101            382
  Interest on short-term investments                                    14             26            53            111
                                                                ----------     ----------    ----------     ----------
      Total interest and dividend income                             3,387          3,503        10,405         10,520
                                                                ----------     ----------    ----------     ----------

Interest expense:
  Interest on deposits                                               1,068          1,472         3,481          4,459
  Interest on borrowings                                               199            268           597            805
                                                                ----------     ----------    ----------     ----------
      Total interest expense                                         1,267          1,740         4,078          5,264
                                                                ----------     ----------    ----------     ----------

Net interest income                                                  2,120          1,763         6,327          5,256
Provision for loan losses                                                0             12             8             36
                                                                ----------     ----------    ----------     ----------
Net interest income, after provision for loan losses                 2,120          1,751         6,319          5,220
                                                                ----------     ----------    ----------     ----------

Other income:
  Customer service fees                                                 88            156           352           507
  Income from covered call options                                       0              0             0            16
  Gain (loss) on sales of securities available for sale, net           (10)           257            (6)          573
  Gain on sales of mortgages                                             0              0             5             0
  Miscellaneous                                                         42             33           131            98
                                                                ----------     ----------    ----------     ----------
      Total other income                                               120            446           482         1,194
                                                                ----------     ----------    ----------     ----------

Operating expenses:
  Salaries and employee benefits                                     1,009          1,077         2,912        2,737
  Occupancy and equipment expenses                                     285            234           788          721
  Data processing expenses                                             236            126           506          332
  Marketing expenses                                                    66            103           164          231
  Professional fees                                                     77             73           231          253
  Other general and administrative expenses                            318            306         1,017        1,060
                                                                ----------     ----------    ----------     ----------
      Total operating expenses                                       1,991          1,849         5,618        5,334
                                                                ----------     ----------    ----------     ----------

Income before income taxes and cumulative effect of
 change in accounting principle                                        249            348         1,183        1,080
Provision for income taxes                                              45             89           270          287
                                                                ----------     ----------    ----------     ----------
Income before cumulative effect of change in
 accounting principle                                                  204            259           913          793
Cumulative effect of change in accounting principle,
 net of $76 of related tax effect, for the adoption of a
 new accounting standard for covered call options                        0              0             0          147
                                                                ----------     ----------    ----------     ----------
Net income                                                      $      204     $      259    $      913   $      940
                                                                ==========     ==========    ==========     ==========

Number of weighted average shares outstanding-Basic              1,536,853      1,541,226     1,541,457    1,540,268
Earnings per share - Basic                                      $     0.13     $     0.17    $     0.59   $     0.61
Number of weighted average shares outstanding-Dilutive           1,556,574      1,550,324     1,559,496    1,546,748
Earnings per share-Dilutive                                     $     0.13     $     0.17    $     0.59   $     0.61

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
         Consolidated Statements of Changes in Stockholders' Equity
                  Nine Months Ended June 30, 2002 and 2001
                (Dollars in thousands, except per share data)


                                                                                   Accumulated
                                                           Additional                 Other      Unearned     Unearned
                                                   Common   Paid-in    Retained   Comprehensive    RRP      Compensation
                                                   Stock    Capital    Earnings   Income (Loss)   Stock         ESOP       Total
                                                   ------  ----------  --------   -------------  --------   ------------   -----
                                                                                    (Unaudited)

Balance at September 30, 2000                       $16      $4,541    $20,931       $(352)       $   0        $(420)     $24,716
                                                                                                                          -------

Comprehensive income:
  Net income                                          0           0        940           0            0            0          940
  Change in net unrealized loss on
   securities available for sale, net of
   reclassification adjustment and tax effects        0           0          0         465            0            0          465
                                                                                                                          -------
      Total comprehensive income                                                                                            1,405

Cash dividends declared ($.15 per share)              0           0       (237)          0            0            0         (237)
ESOP shares committed to be released                  0           3          0           0            0           22           25
                                                    -----------------------------------------------------------------------------

Balance at June 30, 2001                            $16      $4,544    $21,634       $ 113        $   0        $(398)     $25,909
                                                    =============================================================================

Balance at September 30, 2001                        16       4,549     22,013         724            0         (390)      26,912
                                                                                                                          -------

Comprehensive income:
  Net income                                          0           0        913           0            0            0          913
  Change in net unrealized gain on
   securities available for sale, net of
   reclassification adjustment and tax effects        0           0          0          (5)           0            0           (5)
                                                                                                                          -------

      Total comprehensive income                                                                                              908

Cash dividends declared ($.15 per share)              0           0       (237)          0            0            0         (237)
ESOP shares released and committed to be
 released                                             0          22          0           0            0           22           44
Purchase of RRP shares (14,000 shares)                0           0          0           0         (298)           0         (298)
Amortization of RRP stock                             0           0          0           0           69            0           69
Issuance of common stock under stock option plan,
 net of income tax benefits                           0           3          0           0            0            0            3
                                                    -----------------------------------------------------------------------------

Balance at June 30, 2002                            $16      $4,574    $22,689       $ 719        $(229)       $(368)     $27,401
                                                    =============================================================================

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                           (Dollars in Thousands)


                                                                           Nine Months Ended
                                                                         ---------------------
                                                                         June 30,     June 30,
                                                                           2002         2001
                                                                         --------     --------
                                                                              (Unaudited)

Cash flows from operating activities:
  Net income                                                             $    913     $    940
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                                                   8           36
    Net amortization (accretion) on securities                                 53          (32)
    Amortization of net deferred loan costs and premiums (discounts)          (56)         547
    Depreciation and amortization expense                                     356          299
    (Gain) loss on sales and calls of securities, net                           6         (573)
    Recognition of expired covered call options                                 0          (16)
    Increase in accrued interest receivable                                   (80)        (112)
    Deferred income tax benefit                                              (121)           0
    ESOP shares released and committed to be released                          44           25
    Amortization of RRP stock                                                  69            0
    Increase in cash surrender value of life insurance                       (373)        (258)
    Other, net                                                                (53)       1,027
                                                                         --------     --------
      Net cash provided by operating activities                               766        1,883
                                                                         --------     --------

Cash flows from investing activities:
  Activity in available for sale securities:
    Sales and calls                                                         4,676       15,141
    Maturities                                                              4,632        7,311
    Purchases                                                             (19,300)     (22,961)
    Principal Payments                                                      5,573        2,068
  Purchase of Federal Home Loan Bank stock                                   (150)        (197)
  Loans originated, net of principal payments                              (1,112)     (15,257)
  Purchase of banking premises and equipment                               (2,796)        (734)
  Purchase of life insurance policies                                           0       (1,000)
                                                                         --------     --------
      Net cash used by investing activities                                (8,477)     (15,629)
                                                                         --------     --------

Cash flows from financing activities:
  Net increase in deposits                                                 10,863       17,606
  Net decrease in mortgagors escrow accounts                                  (47)         (51)
  Purchase of RRP stock                                                      (298)           0
  Issuance of common stock under stock option plan,
   net of income tax benefits                                                   3            0
  Dividends paid                                                             (237)        (237)
                                                                         --------     --------
      Net cash provided by financing activities                            10,284       17,318
                                                                         --------     --------

Net increase in cash and cash equivalents                                   2,573        3,572

Cash and cash equivalents at beginning of period                           15,108       14,460
                                                                         --------     --------

Cash and cash equivalents at end of period                               $ 17,681     $ 18,032
                                                                         ========     ========

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

      2)    Contingencies.

      At June 30, 2002, the Bank had loan commitments to borrowers of $3.1 million, commitments of home equity loans of $698 thousand, available home equity lines of credit of $10.0 million, unadvanced funds on commercial lines of credit of $2.8 million, unadvanced funds on construction mortgages of $878 thousand and personal overdraft lines of credit of approximately $442 thousand. The Bank had no commitments to purchase or sell securities at June 30, 2002.

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

      4)    Adoption of New Accounting Pronouncement.

      On October 1, 2000 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which required the Company to record the after-tax effects of changes in the fair value of covered call options through current income. Previously, such changes were included in accumulated comprehensive income (loss). By adopting this standard, the Company recorded pre-tax earnings of $223 thousand for the nine-months ended June 30, 2001. After related taxes at the rate of 34%, or, $76 thousand, the standard resulted in additional income of $147 thousand for the nine-months ended June 30, 2001.

Item 2.     Management's Discussion and Analysis.

Critical Accounting Policies

      The Notes to our Unaudited Financial Statement for the Quarter ended June 30, 2002, contain a summary of our significant accounting policies.
We believe our policies with respect to the methodology for our determination of the allowance for loan losses and asset impairment judgments, including other than temporary declines in the value of our securities involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially.
 These critical policies and their application are periodically reviewed with the Audit Committee and out Board of Directors.

General

      The following discussion compares the financial condition of the Company and its wholly owned subsidiary, the Bank, at June 30, 2002 and September 30, 2001, and the results of operations for the three and nine month periods ended June 30, 2002, compared to the same periods in 2001. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes that are included within this report.

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

      The Bank's results of operations depend primarily on net interest income. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets and the interest it pays on its interest-bearing liabilities. Interest-earning assets primarily consist of mortgage loans and securities available for sale. Interest-bearing liabilities consist primarily of certificates of deposit, savings accounts and borrowings. The Bank's results of operations are also affected by its provision for loan losses, income from security transactions, other income and operating expenses. Operating expenses consist primarily of salaries and employee benefits, occupancy, data processing, marketing, professional fees and other general and administrative expenses. Other income consists mainly of service fees and charges, gains and losses on sales of securities and fees from the sale of non-insured investment products.

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

Comparison of Financial Condition at June 30, 2002 and September 30, 2001

      As a result of continued growth in deposits, the Company's total assets increased by $11.5 million, or 5.1%, to $237.2 million at June 30, 2002 from $225.7 million at September 30, 2001. Much of the cash flow from this deposit growth was invested in federal funds sold and securities available for sale. Federal funds sold during this period increased $3.1 million, or 40.6%, to $10.8 million at June 30, 2002 from $7.7 million at September 30, 2001. Securities available for sale increased by $5.4 million, to $69.8 million, at June 30, 2002 as compared to $64.4 million at September 30, 2001. As a result of the expansion of the Bank's main office and purchase of land in Shrewsbury for a branch office, building premises and equipment increased by $2.4 million to $5.3 million at June 30, 2002. Net loans increased by $1.2 million to $136.1 million at June 30, 2002. This moderate increase was primarily a result of the current low interest rate environment that encouraged increased loan payoffs and re-financings.

      Total deposits increased by $10.9 million, or 5.9%, to $196.0 million at June 30, 2002 from $185.1 million at September 30, 2001. Most of this increase was attributable to increases in variable-rate tiered accounts and regular savings accounts. In the current low interest rate environment, deposit customers preferred to place their deposits in accounts with higher liquidity.

      Total stockholders' equity increased by $489 thousand to $27.4 million at June 30, 2002 from $26.9 million at September 30, 2001 primarily as a result of an increase in retained earnings from net income, offset to some extent by the amortization of the unearned portion of the Company's Recognition and Retention Plan. During this period, the Company purchased 14,000 shares of the Company's common stock to fund the Recognition and Retention Plan. Lastly, during the nine-month period ended June 30, 2002, the Company declared and paid cash dividends of $0.15 per common share.

Comparison of Operating Results for the Three-months ended June 30,
2002 and 2001

Net Income: The Company reported dilutive earnings per share for the quarter ended June 30, 2002 of $0.13 on net income of $204 thousand. For the current quarter ended June 30, 2002, net income decreased by $55 thousand, or 21.2%, as compared to $259 thousand, or $0.17 dilutive earnings per share, for the previous quarter ended June 30, 2001. The decrease in earnings was primarily due to a decline in net gains on the sale of securities and an increase in operating expenses, offset by an increase in net interest income. The Company's return on average assets for the quarter ended June 30, 2002 was .35% compared to .47% for the quarter ended June 30, 2001.

      The Bank's net interest rate spread and net interest margin for the periods indicated are as follows and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:


                                             For Three Months Ended
                                                    June 30,
                                             ----------------------      Increase
                                                2002      2001          (decrease)
                                                ----      ----          ----------

Interest-earning assets:
  Short-term investments (1)                    1.66%     4.89%           -3.23%
  Investment securities (2)                     5.79%     6.14%           -0.35%
  Loans (3)                                     6.90%     7.34%           -0.44%

      Total interest-earning assets             6.28%     6.77%           -0.49%

Interest-bearing liabilities:
  NOW accounts                                  0.45%     0.49%           -0.04%
  Savings accounts (4)                          2.09%     3.01%           -0.92%
  Money market deposit accounts                 1.62%     1.98%           -0.36%
  Certificate of deposit accounts               3.57%     5.52%           -1.95%

      Total interest-bearing deposits           2.44%     3.70%           -1.26%

  Borrowed funds                                6.63%     6.50%            0.13%

      Total interest-bearing liabilities        2.71%     3.96%           -1.25%

Net interest rate spread (5)                    3.57%     2.81%            0.76%
Net interest margin (6)                         3.93%     3.41%            0.52%

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

      Interest and Dividend Income: The Bank's interest and dividend income declined by $116 thousand, or 3.31%, to $3.4 million for the three-months ended June 30, 2002. Although the average volume of interest-earning assets increased, the average rate earned on interest-earning assets declined. The average volume of interest-earning assets for the three-months ended June 30, 2002 was $215.8 million earning an average rate of 6.28% as compared to an average volume of $206.9 million earning an average rate of 6.77% for the three-months ending June 30, 2001. The Bank experienced continued growth in real estate, commercial lending and other loans, funding from which was supported mainly by internally generated growth in deposits. The average balance of loans for the three-months ended June 30, 2002 was $136.0 million earning 6.90% as compared to an average balance of $122.8 million earning 7.34% for the three-months ending June 30, 2001. The decline in the interest rate earned on loans was, in large part, a result of the general decline in market-based interest rates offered on new loans granted during the period and also due to a decline in the rates of interest charged on variable-rate loans held in our portfolio which were subject to periodic adjustment or a re-negotiation of the current rate charged by the Bank. The average balance of investment securities for the three-months ended June 30, 2002 was $68.7 million, earning 5.79% as compared to an average balance of $70.6 million, earning 6.14% for the three-months ending June 30, 2001. As a result of the substantial declines in short-term rates by the Federal Open Market Committee, the Bank's average interest rate earned on short-term investments declined. The average balance of short-term investments for the three-months ended June 30, 2002 was $11.1 million earning 1.66% as compared to an average balance of $13.5 million earning 4.89% for the three-months ending June 30, 2001.

      Interest Expense: Total interest expense declined by $473 thousand, or 27.2.%, to $1.3 million for the three-months ended June 30, 2002, from $1.7 million for the three-months ending June 30, 2001. The decline in interest expense was mainly due to the Bank's constantly monitoring and actively reducing rates offered on various savings accounts to coincide with the general decline in interest rates. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and interest-bearing borrowings) was $186.8 million with a cost of 2.71% for the three-months ended June 30, 2002 as compared to $175.6 million with a cost of 3.96% for the three-months ending June 30, 2001. The average volume of interest-bearing deposits was $174.8 million with a cost of 2.44% for the three-months ending June 30, 2002 as compared to $159.1 million with a cost of 3.70% for three-months ending June 30, 2001. As a result of the payment of scheduled maturities of borrowings from the Federal Home Loan Bank of Boston, the average volume of interest-bearing borrowing declined to $12.0 million with a cost of 6.63% for the three-months ending June 30, 2002 as compared to $16.5 million with a cost of 6.50% for three-months ending June 30, 2001.

      Net Interest Income: The Bank's net interest income increased by $357 thousand for the three-months ended June 30, 2002, or 20.3%, to $2.1 million from $1.8 million for the three-months ending June 30, 2001. The increase was mainly attributed to the decline in interest expense of $473 thousand. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased ..76%, to 3.57%, for the three-months ended June 30, 2002 as compared to 2.81% for the three-months ending June 30, 2001. In addition, the Bank's net interest margin, which represents net interest income as a percentage of average interest-earning assets, increased .52%, to 3.93%, for the three-months ending June 30, 2002 as compared to 3.41% for the three-months ending June 30, 2001.

      Provision for Loan Losses: The Bank had no provision for loan losses for the three-months ended June 30, 2002 compared to $12 thousand for the three-months ended June 30, 2001. The provision for loan losses is a result of management's periodic analysis of risks inherent in its loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is the Bank's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. The allowance for loan losses, in management's opinion, is sufficient to cover losses in the Bank's loan portfolio at this time. As the Bank expands its commercial lending activities, management believes that growth in the provision for loan losses may be likely. Additionally, while the Bank believes it has excellent loan quality, with $229 thousand of non-accrual loans and non-performing assets at June 30, 2002, the Bank recognizes that it is located in a market and geographic area that is considered in the high technology and financial services belt. The Bank's loan portfolio is representative of such demographics. Unemployment rates in Massachusetts and its area have increased and commercial property vacancy rates have also risen. While Bank management believes that its current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

      Other Income: Other income consists primarily of fee income for customer services and gains and losses from the sale of securities. Total other income declined by 73.1%, to $120 thousand, for the three-months ended June 30, 2002, as compared to $446 thousand for three-months ending June 30, 2001. For the three-months ended June 30, 2002, the Bank incurred a $10 thousand net loss on sales of securities as compared to a net gain on sales of securities of $257 thousand for the comparative three-month period ended June 30, 2001. Customer service fees declined by $68 thousand, or 43.6%, to $88 thousand, for the three-months ended June 30, 2002 from $156 thousand for the three-months ended June 30, 2001 primarily due to a decline in the volume of fees earned on the sale of non-insured investment products such as mutual funds and annuities. For the three-months ended June 30, 2002, there was no income from covered call options since the Bank has discontinued its activity in this program.

      Operating Expenses: For the three-months ended June 30, 2002, operating expenses increased by $142 thousand, or 7.7%, to $2.0 million compared to 1.9 million for the three-months ending June 30, 2001. In conjunction with the increase in banking premises and equipment, occupancy and equipment expenses have increased $51 thousand or 21.8%. As a result of the Bank's conversion to a different processing center, data processing expenses increased $110 thousand to $236 thousand for the three-months ended June 30, 2002, compared to $126 thousand for the three-months ended June 30, 2001. Marketing expenses declined by 35.9%, to $66 thousand for the three-months ended June 30, 2002 from $103 thousand for the three-months ended June 30, 2001 in conjunction with the Bank's efforts to produce some marketing materials in-house, rather than purchasing such services from third party vendors.

      Income Taxes. The provision for income taxes decreased by $44 thousand to $45 thousand for the three-months ended June 30, 2002 as compared to $89 thousand for the three-months ended June 30, 2001, resulting in an effective tax rate of 18.1% and 25.6% for the three-months ended June 30, 2002 and 2001, respectively. The Bank utilizes security corporations to substantially reduce state income taxes and receives the benefit of a dividends received deduction on common stock held. Additionally, the Bank receives favorable tax treatment from the increase in the cash surrender value of Bank-owned life insurance. Depending upon the timing and magnitude of such income items, changes in the Company's effective tax rate can vary from period to period.

Comparison of Operating Results for the Nine-months ended June 30,2002 and 2001

Net Income: The Company reported dilutive earnings per share for the nine-month period ended June 30, 2002 of $0.59 on net income of $913 thousand. For the nine-month period ended June 30, 2002, net income decreased by $27 thousand, or 2.9%, as compared to $940 thousand, or $0.61 dilutive earnings per share, for the comparable period ended June 30, 2001. The decreased earnings was primarily due to a decline in net gains on the sale of securities, a decline in the cumulative effect of a change in accounting principle for covered call options, a decline in customer service fee income and an increase in operating expenses offset to some extent by an increase in net interest income. The Company's return on average assets for the nine-month period ended June 30, 2002 was .53% compared to .58% for the comparable period ended June 30, 2001.

      The Bank's net interest rate spread and net interest margin for the periods indicated are as follows and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:


                                             Nine Months Ended
                                                 June 30,
                                             -----------------      Increase
                                              2002      2001       (decrease)
                                              ----      ----       ----------

Interest-earning assets:
  Short-term investments (1)                  1.80%     5.35%        -3.55%
  Investment securities (2)                   6.05%     6.30%        -0.25%
  Loans (3)                                   7.05%     7.53%        -0.48%

      Total interest-earning assets           6.46%     6.95%        -0.49%

Interest-bearing liabilities:
  NOW accounts                                0.48%     0.51%        -0.03%
  Savings accounts (4)                        2.21%     3.30%        -1.09%
  Money market deposit accounts               1.84%     1.95%        -0.11%
  Certificate of deposit accounts             4.03%     5.56%        -1.53%

      Total interest-bearing deposits         2.71%     3.84%        -1.13%

  Borrowed funds                              6.63%     6.51%         0.12%

      Total interest-bearing liabilities      2.97%     4.10%        -1.13%

Net interest rate spread (5)                  3.49%     2.86%         0.63%
Net interest margin (6)                       3.93%     3.47%         0.46%

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

      Interest and Dividend Income: Interest and dividend income decreased by $115 thousand, or 1.19%, to $10.4 million for the nine-months ended June 30, 2002. The decrease was due mainly to the decline in the average rate earned on interest-earning assets offset by a higher volume of average interest-earning assets. The average volume of interest-earning assets for the nine-months ended June 30, 2002 was $214.9 million earning an average rate of 6.46% as compared to an average volume of $201.7 million earning an average rate of 6.95% for the nine-months ending June 30, 2001. The Bank experienced continued growth in real estate, commercial and other loans, funding from which was supported mainly by internally generated growth in deposits and from the sale or maturity of investment securities. The average balance of loans for the nine-months ended June 30, 2002 was $136.5 million earning 7.05% as compared to an average balance of $117.5 million earning 7.53% for the nine-months ending June 30, 2001. The decline in the interest rates earned on loans was, in large part, a result of the general decline in market-based interest rates offered on new loans granted during the period and also due to a decline in the rates of interest charged on variable-rate loans held in our portfolio which were subject to periodic adjustment or a re-negotiation of the current rate charged by the Bank. The average balance of investment securities for the nine-months ended June 30, 2002 declined to $66.9 million, earning 6.05% as compared to an average balance of $72.0 million, earning 6.30% for the nine-months ending June 30, 2001. As a result of the substantial declines in short-term rates by the Federal Open Market Committee, the Bank's average interest rate earned on short-term investments declined. The average balance of short-term investments for the nine-months ended June 30, 2002 was $11.4 million earning 1.80% as compared to an average balance of $12.3 million earning 5.35% for the nine-months ending June 30, 2001.

      Interest Expense: Total interest expense declined by $1.2 million, or 22.5%, to $4.1 million for the nine-months ended June 30, 2002, from $5.3 million for the nine-months ending June 30, 2001. The decline in interest expense was mainly due to the Bank's constantly monitoring and actively reducing rates offered on various savings accounts to coincide with the general decline in interest rates. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and interest-bearing borrowings) was $183.2 million with a cost of 2.97% for the nine-months ended June 30, 2002 as compared to $171.3 million with a cost of 4.10% for the nine-months ending June 30, 2001. The average volume of interest-bearing deposits was $171.2 million with a cost of 2.71% for the nine-months ending June 30, 2002 as compared to $154.8 million with a cost of 3.84% for three-months ending June 30, 2001. As a result of the payment of scheduled maturities of borrowings from the Federal Home Loan Bank of Boston, the average volume of interest-bearing borrowing was $12.0 million with a cost of 6.63% for the nine-months ending June 30, 2002 as compared to $16.5 million with a cost of 6.51% for nine-months ending June 30, 2001.

      Net Interest Income: Net interest income increased by $1.1 million, or 20.4%, for the nine-months ended June 30, 2002, to $6.3 million from $5.3 million for the nine-months ending June 30, 2001. The increase was mainly attributed to the decline in interest expense of $1.2 million. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased to 3.49% for the nine-months ended June 30, 2002 as compared to 2.86% for the nine-months ending June 30, 2001. In addition, the Bank's net interest margin, which represents net interest income as a percentage of average interest-earning assets, increased by .46%, to 3.93%, for the nine-months ending June 30, 2002 as compared to 3.47% for the nine-months ending June 30, 2001.

      Provision for Loan Losses: The Bank's provision for loan losses was $8 thousand for the nine-months ended June 30, 2002 compared to $36 thousand for the nine-months ended June 30, 2001. Although there were no significant increases in payment delinquencies or non-performing assets, the Bank believes that the additional provision for losses is prudent, given weaknesses in the general economic environment. The provision for loan losses is a result of management's periodic analysis of risks inherent in its loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is the Bank's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area.
Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. The current addition of $8 thousand to the allowance for loan losses, in management's opinion, brings the allowance to a level sufficient to cover losses in the Bank's loan portfolio at this time. As the Bank expands its commercial lending activities, management believes that growth in the provision for loan losses may be likely. Additionally, while the Bank believes it has excellent loan quality, with $229 thousand of non-accrual loans and non-performing assets at June 30, 2002, the Bank recognizes that it is located in a market and geographic area that is considered in the high technology and financial services belt. The Bank's loan portfolio is representative of such demographics. Unemployment rates in Massachusetts and its area have increased and commercial property vacancy rates have also risen. While Bank management believes that its current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

      Other Income: Other income consists primarily of fee income for customer services and gains and losses from the sale of securities. Total other income declined 59.6%, to $482 thousand, for the nine-months ended June 30, 2002, as compared to $1.2 million for nine-months ending June 30, 2001. Net losses on the sale of securities available for sale declined by $579 thousand, or 101.1%, to a loss of $6 thousand for the nine-months ended June 30, 2002, as compared to a $573 thousand gain for nine-months ending June 30, 2001. Customer service fees declined by $155 thousand, or 30.6%, to $352 thousand, for the nine-months ended June 30, 2002, from $507 thousand for the nine-months ended June 30, 2001 primarily due to a decline in the volume of fees earned on the sale of non-insured investment products such as mutual funds and annuities. For the nine-months ended June 30, 2002, there was no income from covered call options since the Bank has discontinued its activity in this program. The comparative nine-months ended June 30, 2001 resulted in income of $16 thousand from this program. Lastly, miscellaneous income, increased by $33 thousand, or 33.7%, to $131 thousand for the nine-months ended June 30, 2002, from $98 thousand for the nine-months ended June 30, 2001 primarily due to increases in the cash surrender value of Bank-owned life insurance.

      Operating Expenses: For the nine-months ended June 30, 2002, operating expenses increased by $284 thousand, or 5.3%, to $5.6 million from $5.3 million for nine-months ending June 30, 2001. The increase was primarily due to salary and benefit expenses associated with general salary adjustments for the current staff, compensation expense associated with the periodic calculation of the value of stock grants and for deferred compensation due a retiring director. The increase in operating expenses is also a result of the Bank's payment of costs associated with the Bank's efforts to convert to a new data processing servicing company and increase the Bank's infrastructure. Marketing expenses declined by 29.0%, to $164 thousand for the nine-months ended June 30, 2002 from $231 thousand for the nine-months ended June 30, 2001 in conjunction with the Bank's efforts to produce some marketing material in-house, rather than purchasing such services from third party vendors. Professional fees, which mainly includes legal and accounting expenses, declined by $22 thousand, to $231 thousand, for the nine-months ended June 30, 2002, as compared to $253 thousand for the comparable period last year. Legal expenses associated with various filings and with the Company's annual stockholders' meeting declined from the previous year. Other general and administrative expenses declined by 4.1%, or $43 thousand, to $1.0 million for nine-months ended June 30, 2002 as compared to $1.1 million for the comparable period last year as a result of a decline in the use of outside consultants in the areas of professional development, investment advisory services and compensation and benefit surveys.


      Income Taxes. The provision for income taxes decreased by $17 thousand to $270 thousand for the nine-months ended June 30, 2002 as compared to $287 thousand for the nine-months ended June 30, 2001, resulting in an effective tax rate of 22.8% and 26.6% for the nine-months ended June 30, 2002 and 2001, respectively. The Bank utilizes security corporations to substantially reduce state income taxes and receives the benefit of a dividends received deduction on common stock held. Additionally, the Bank receives favorable tax treatment from the increase in the cash surrender value of Bank-owned life insurance. Depending upon the timing and magnitude of such income items, changes in the Company's effective tax rate can vary from period to period.

      Change in Accounting Principle. At October 1, 2000, the Company adopted a new accounting standard for reporting covered call options. By adopting this standard, the Company recorded pre-tax earnings of $223 thousand for the nine-months ended June 30, 2001. After related taxes at the rate of 34%, or, $76 thousand, the standard resulted in additional income of $147 thousand for the nine-months ended June 30, 2001.

Liquidity and Capital Resources

      The term "liquidity" refers to the Bank's ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. The Bank's primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by the Bank's operations. The Bank also borrows funds from time to time from the Federal Home Loan Bank of Boston as part of its management of interest rate risk. At June 30, 2002, the Bank had $12.0 million in outstanding borrowings.

      Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

      The Bank's primary investing activities are the origination of one- to four-family real estate and other loans and the purchase of investment securities. During the nine-months ended June 30, 2002, the Bank originated loans of $38.5 million and purchased investment securities of $19.3 million. The purchase of banking premises and equipment utilized $2.8 million. These investing activities were funded by net deposit growth of $10.9 million, sales and calls on securities of $4.7 million, investment maturities of $4.6 million and principal payments on mortgage-backed securities of $5.6 million. Net cash and cash equivalents increased by $2.6 million during the nine-months ended June 30, 2002.

      Total deposits increased $10.9 million, during the nine-months ended June 30, 2002. The level of interest rates, interest rates and products offered by competitors and other factors affect deposit flows. Certificate of deposit accounts scheduled to mature within one year were $52.8 million at June 30, 2002. Based on the Bank's deposit retention experience and current pricing strategy, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund, the Federal Deposit Insurance Corporation ("FDIC") and other available reports, which compare the Bank's liquidity with banks in its peer group. The Bank anticipates that it will have sufficient funds to meet its current funding commitments.

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

      At June 30, 2002, the Bank exceeded each of the applicable regulatory capital requirements and was considered "well capitalized" under relevant FDIC regulations. In order to be classified as "well-capitalized" by the FDIC, the Bank was required to have leverage (tier 1) capital of $11.7 million, or 5.0%. The Bank's leverage (tier 1) capital was approximately $23.3 million, or 10.4% of adjusted total average assets for the quarter. To obtain such classification, the Bank must also have a risk-based total capital ratio of 10.0% of total risk-weighted assets. At June 30, 2002, the Bank had a risk-based total capital ratio of 18.2%.

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

         None.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

The Company's Chief Executive Officer and acting interim Chief Financial Officer have furnished a statement relating to its Form 10-QSB for the quarter ended June 30, 2002 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statement is attached hereto as Exhibit 99.1.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibit 99.1: Certification of CEO and CFO.

(b)      Reports on 8-K.

         None.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Westborough Financial Services, Inc.


Date: August 14, 2002                  By:  /s/ Joseph F. MacDonough
                                            -------------------------------
                                            President and Chief Executive
                                            Officer


Date: August 14, 2002                  By:  /s/ Joseph F. MacDonough
                                            -------------------------------
                                            Acting Interim Chief Financial
                                            Officer