Form 10KSB
period 2002-09-30
WESTBOROUGH FINANCIAL SERVICES INC
filed 2002-12-30
CIK 1087843

U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                 FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2002

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

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes    [X]    No
                ----       ----

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this Form 10-KSB.    [ X ]

      The revenues for the issuer's fiscal year ended September 30, 2002 are $14,044,000.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On December 11, 2002: $9,508,292.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had 1,581,574 shares outstanding as of December 30, 2002.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Shareholders for the year ended September 30, 2002 are incorporated by reference into Part II of this Form 10-KSB.

      Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes     No    [X]
                                                               ----      ----

                              TABLE OF CONTENTS

                                                               Page
                                                               ----

FORWARD LOOKING STATEMENTS                                      (i)

PART I                                                           1

ITEM 1.   BUSINESS                                               1

ITEM 2.   DESCRIPTION OF PROPERTY                               39

ITEM 3.   LEGAL PROCEEDINGS                                     40

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   40

PART II                                                         40

ITEM 5.   MARKET FOR THE COMPANY COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS                                   40

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                   41

ITEM 7.   FINANCIAL STATEMENTS                                  41

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                   41

PART III                                                        41

ITEM 9.   DIRECTORS AND PRINCIPAL OFFICERS                      41

ITEM 10.  EXECUTIVE COMPENSATION                                41

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                        42

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS        42

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                      42

ITEM 14.  CONTROLS AND PROCEDURES                               44

SIGNATURES                                                      45

CERTIFICATIONS                                                  47

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

PART I

ITEM 1.     BUSINESS

General

      The Company is a Massachusetts chartered mid-tier holding company that completed its initial public offering in February 2000 in the reorganization of the Westborough Bank (the "Bank") from a Massachusetts chartered mutual savings bank into the Massachusetts mutual holding company form of organization. Pursuant to the reorganization, the Bank converted to a Massachusetts chartered stock savings bank as a wholly-owned subsidiary of the Company, which is majority owned by Westborough Bancorp, MHC ("MHC"), a Massachusetts chartered mutual holding company. The Company's common stock is traded on the Over-the-Counter Bulletin Board under the symbol "WFSM.OB."

      The Company's principal business is its investment in the Bank. The Bank is headquartered in Westborough, Massachusetts and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the applicable legal limits and by the Depositors Insurance Fund. As a Massachusetts stock savings bank, the Bank is examined by the Division of Banks for the Commonwealth of Massachusetts (the "Division") and the FDIC. The Bank currently serves primarily in the towns of Westborough, Northborough and Shrewsbury, Massachusetts. The Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank attracts retail deposits from the general public and invests those funds primarily in loans secured by first mortgages on owner-occupied, one- to four-family residences and, to a lesser extent, in commercial real estate and commercial loans to small businesses.

      Unless otherwise indicated, the information presented in this Annual Report on Form 10-KSB represents the consolidated activity of the Company and its subsidiary for the fiscal year ended September 30, 2002.

      At September 30, 2002, total assets were $241.3 million, deposits were $202.1 million and total stockholders' equity was $28.0 million.

Market Area

      The Bank is a community- and customer-oriented retail bank offering traditional deposit products, residential and commercial real estate mortgage loans and, to a lesser extent, consumer and commercial loans. The Bank operates five full service-banking offices located in the towns of Westborough, Northborough and Shrewsbury, Massachusetts. The Bank also operates a non-public, self-contained office at the "Willows," a retirement community located in Westborough. Together, these offices serve the Bank's "primary market area" consisting of Westborough, Northborough, Shrewsbury, Grafton, Southborough and Hopkinton, Massachusetts. The Bank's deposits are gathered from the general public in these towns and the surrounding communities. The Bank's lending activities are concentrated primarily in the towns where it has offices, as well as contiguous cities and towns. These cities and towns are located in east central Massachusetts, near the central Route 495 belt.

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

      Public transportation within the Bank's market area has expanded with the addition of mass transit stations. The Massachusetts Bay Transportation Authority recently opened stations in the towns of Grafton, Westborough and Southborough. These stations provide direct access to Worcester and Boston for residents in the Bank's market area. Since 1980, the Bank's primary market area has experienced increases in both population and households as individuals and families moved from urban areas surrounding Boston to more outlying areas with lower cost and newer housing stock.

      The Bank anticipates that its future growth opportunities will be influenced by the growth and stability of the statewide and regional economies, other demographic population trends and the competitive environment. The Bank believes that it has developed lending, deposit and non-deposit products and marketing strategies to address the diverse needs of the residents in its market area.

Business Strategy

      Historically, the Bank's primary management strategy has been to offer savings and certificate of deposit accounts and residential mortgage loans in the market area of Westborough, Massachusetts and surrounding communities. The Bank's loan portfolio historically consisted of one- to four-family residential first mortgage loans, with relatively few commercial real estate or commercial loans in its portfolio. In recent years, the Bank has adopted a growth-oriented strategy that has focused on expanding its product lines and services, providing expanded delivery systems for its customers and extending its branch network. The Bank believes that this business strategy is best for its long-term success and viability, and complements its existing commitment to high quality customer service. In connection with the Bank's overall growth strategy, it seeks to:

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

      In order to create a platform for the accomplishment of the Bank's goals, the Bank has made significant investments in its physical infrastructure and human and technological resources. In particular, the Bank has completed an addition to its main office and is in the process of renovating the older portion of that building. Additionally, the Bank is in the process of constructing an enlarged Maple Avenue, Shrewsbury branch office. The Bank has also completed a major conversion of its core data processing system. Such investments have been, and in the future, will be, necessary to ensure that adequate resources are in place to offer increased products and services. As a result, for a period of time, the Bank expects operating expenses to increase and net income to be adversely impacted. The Bank believes, however, that its long-term profitability should improve as it realizes the benefits of diversified product lines and market share growth.

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

      The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and percentages at the dates indicated.


                                                                       At September 30,
                               ------------------------------------------------------------------------------------------------
                                      2002                2001                2000               1999                1998
                               ------------------  ------------------  ------------------  ------------------  ----------------
                                         Percent             Percent             Percent            Percent            Percent
                                Amount   of Total   Amount   of Total   Amount   of Total  Amount   of Total  Amount   of Total
                                ------   --------   ------   --------   ------   --------  ------   --------  ------   --------
                                                                    (dollars in thousands)

Real estate loans:
  Fixed rate mortgages         $ 47,599   35.01%   $ 53,431   39.42%   $ 47,964    41.68%  $52,674   56.12%   $47,239   55.81%
  Variable rate mortgages        54,096   39.78%     55,859   41.21%     52,233    45.38%   30,485   32.48%    27,384   32.36%
  Commercial                     20,092   14.78%     13,149    9.70%      6,309     5.48%    3,198    3.41%     2,743    3.24%
  Home equity lines of
   credit                         8,792    6.47%      6,931    5.11%      4,027     3.50%    3,598    3.83%     3,918    4.63%
                               ----------------------------------------------------------------------------------------------
      Total real estate loans   130,579   96.04%    129,370   95.44%    110,533    96.04%   89,955   95.84%    81,284   96.04%
                               ----------------------------------------------------------------------------------------------

Consumer loans:
  Personal                          983    0.72%      1,196    0.88%        911     0.79%      571    0.61%       858    1.01%
  Deposit secured                   509    0.37%        652    0.48%        676     0.59%      651    0.69%       676    0.80%
  Home improvement                  171    0.13%        759    0.56%        118     0.10%      199    0.21%       132    0.16%
                               ----------------------------------------------------------------------------------------------
      Total consumer loans        1,663    1.22%      2,607    1.92%      1,705     1.48%    1,421    1.51%     1,666    1.97%
                               ----------------------------------------------------------------------------------------------

Commercial loans:
  Commercial lines of
   credit                         2,549    1.87%      1,783    1.32%      1,403     1.22%    1,029    1.10%       599    0.71%
  Commercial installment          1,182    0.87%      1,795    1.32%      1,450     1.26%    1,457    1.55%     1,087    1.28%
                               ----------------------------------------------------------------------------------------------
      Total commercial loans      3,731    2.73%      3,578    2.64%      2,853     2.48%    2,486    2.65%     1,686    1.99%
                               ----------------------------------------------------------------------------------------------

Total loans                     135,973  100.00%    135,555  100.00%    115,091   100.00%   93,862  100.00%    84,636  100.00%
                                         ======              ======               ======            ======             ======
Adjusted by:
  Due to borrowers on
   incomplete loans              (2,866)               (480)               (543)            (1,013)            (1,570)
  Net deferred loan costs           161                 136                 120                122                109
  Net premium (discount)
   on purchased loans               538                 662                (235)                 0                  0
  Allowance for loan loss          (926)               (916)               (874)              (879)              (827)
                               ----------------------------------------------------------------------------------------------

  Net loans                    $132,880            $134,957            $113,559            $92,092            $82,348
                               ========            ========            ========            =======            =======

      Residential Mortgage Loans. The Bank's primary lending emphasis is the origination of first mortgage loans secured by one- to four-family properties that serve as the primary or secondary residence of the owner. As of September 30, 2002, loans on one- to four-family residential properties accounted for 74.8% of the Bank's total loan portfolio.

      Most of the Bank's loan originations are from existing or past customers, members of the Bank's local communities or referrals from local real estate agents, attorneys and builders. The Bank believes that its branch network, particularly as it expands, is a significant source of new loan generation.

      The Bank currently offers loans that conform to underwriting standards specified by Fannie Mae ("conforming loans") and also originates non-conforming loans, as described below. These loans may be fixed-rate one- to four-family mortgage loans or adjustable-rate one- to four-family mortgage loans with maturities of between 5 and 30 years. The non-conforming loans generally follow Fannie Mae guidelines except that the loan amount exceeds Fannie Mae guidelines' maximum limit of $300,700. The average size of the Bank's first mortgage loans originated during the year ended September 30, 2002 and the year ended September 30, 2001 was $194,800 and $187,000, respectively. The average size of the Bank's first mortgage loans was $125,000 at September 30, 2002. The Bank is an approved seller/servicer for Fannie Mae. From time to time, the Bank has sold loans in the secondary market although such sales have been infrequent. The loans that the Bank sells are all fixed-rate mortgage loans with terms of 30 years. Such loans, however, continue to be serviced by the Bank.

      The Bank's originations of first mortgage loans amounted to $30.0 million in fiscal year 2002, $20.9 million in fiscal year 2001 and $17.2 million in fiscal year 2000. A significant number of the Bank's first mortgage loan originations have been the result of refinancing of its existing loans due to the relatively low interest rate levels over the past three years.

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

      The Bank currently offers a variety of ARM loans secured by one- to four-family residential properties that initially adjust after one year, three years, five years, seven years, or ten years. After the initial adjustment period, ARM loans adjust on an annual basis. The ARM loans that the Bank currently originates have a maximum 30 year amortization period and are subject to the same loan-to-value ratios applicable to fixed-rate mortgage loans described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the average yield on United States treasury securities and generally are subject to a maximum increase of 2% per adjustment period and a limitation on the aggregate adjustment of 6% over the life of the loan. The Bank originated $16.7 million and $13.6 million of one-to-four family ARM loans in the years ended September 30, 2002 and 2001, respectively. At September 30, 2002, 39.8% of the Bank's total loans consisted of ARM loans, down from 41.2% at September 30, 2001.

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

      The Bank's home equity lines of credit, which totaled $8.8 million, or 6.5% of total loans at September 30, 2002, are adjustable-rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences located in the Bank's market area. Interest rates on home equity credit lines are based upon the "prime rate" as published in the "Money Rates" section of the Wall Street Journal (the "index") with a minimum monthly principal payment of one-half of 1% of the outstanding principal balance of the loan. The maximum credit line available is equal to (i) the lesser of $250,000 or 80% of the Bank's appraisal of the property, or (ii) 50% of the tax assessment on the property. In each case, these amounts are reduced by the first mortgage balance. Such loans also have a maximum term of 15 years. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, cannot exceed 80% of the appraised value of the property.

      In conjunction with the Bank's residential mortgage lending, the Bank offers construction loans to the future occupants of single family homes.
At September 30, 2002, $1.9 million of the Bank's total loan portfolio consisted of gross residential construction loans. Unadvanced funds on these loans amounted to $840 thousand at September 30, 2002. These loans typically have a term of twelve months and are structured to become permanent loans upon the completion of construction. All such loans are secured by first liens on the property and are subject to a maximum loan-to-value ratio of 80%, which is based upon the anticipated value of the property. During the construction period, the interest rate for construction loans to individuals is equal to the index. Loans involving construction financing present a greater risk than loans for the purchase of existing homes since collateral values and construction costs can only be estimated at the time the loan is approved.

      Commercial Real Estate Loans. Origination of loans secured by commercial real estate is a growing area of lending for the Bank. At September 30, 2002, commercial real estate mortgage loans totaled $20.1 million, or 14.8% of total loans. These loans are generally secured by office buildings, condominiums, retail establishments and churches located within the Bank's market area.

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

      The Bank's real estate loan portfolio also includes construction loans to builders and developers of residential properties within the Bank's market area. At September 30, 2002, $7.9 million of the Bank's total loan portfolio consisted of gross commercial construction loans. Advanced funds and unadvanced funds on these loans amounted to approximately $5.7 million and $2.0 million, respectively.

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

      Consumer Loans. At September 30, 2002, $1.7 million, or 1.2 % of the Bank's total loans, consisted of consumer loans such as personal, deposit secured and fixed-rate home improvement loans. Consumer loans generally have shorter terms to maturity, which reduces the Bank's exposure to changes in interest rates. Consumer loans also carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, the Bank believes that offering consumer loan products helps to expand and create stronger ties to the Bank's existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

      The Bank's personal loans consist of unsecured loans to individuals and secured loans for the purchase of new and used automobiles. The Bank's unsecured loans have a maximum term of 48 months. The terms of the Bank's automobile loans generally are determined by the age and condition of the vehicle. At September 30, 2002, the Bank's personal loans totaled $1.0 million, or 0.7% of total loans.

      The Bank also makes loans secured by deposit accounts up to 90% of the amount of the depositor's savings account balance. The rate for such loans is 2.0% higher than the rate paid on regular savings accounts and 3.0% higher than the rate paid on term deposits. Deposit secured loans totaled $0.5 million, or 0.4% of total loans at September 30, 2002.

      The Bank offers fixed-rate home improvement loans in amounts equal to that available for home equity credit line loans as discussed above. These loans are secured by owner-occupied one- to four-family residences for terms of up to 10 years. At September 30, 2002, these loans totaled $0.2 million, or 0.1% of total loans. Interest rates on fixed-rate home improvement loans are periodically set by the Bank's Loan Committee, consisting of the Bank's President, Treasurer and a Senior Loan Officer, after consultation with the Executive Committee and are based on market conditions. The underwriting terms and procedures applicable to these loans are substantially the same as for the Bank's home equity credit line loans.

      Commercial Loans. The Bank has made a commitment to small business lending by developing certain products and services for the small- and medium-sized businesses located in the Bank's market area. Such services are designed to give business owners borrowing opportunities for, among other things, modernization, inventory, equipment, consolidation and working capital. In addition, the Bank has tailored certain products and services, such as its business checking accounts and treasury and tax loan service, to better serve the needs of local businesses. The Bank also is an approved lender of the Small

Business Administration. At September 30, 2002, $3.7 million, or 2.7%, of the Bank's total loans consisted of commercial loans. The Bank expects that commercial loans will comprise a growing portion of its total loan portfolio in the future.

      Commercial loans generally are limited to terms of five years or less. Substantially all commercial loans have variable interest rates tied to the prime rate. Whenever possible, the Bank collateralizes these loans with a lien on business assets and equipment and the personal guarantees of the borrower's principal officers (a lien may also be placed on one's primary residence).

      The Bank's commercial services are administered by the Bank's loan department. The Bank has an experienced commercial loan officer with considerable commercial lending expertise, including many years of banking experience in Massachusetts and personal ties to Westborough. The Bank also intends to add additional qualified employees as market conditions warrant. Assisting the commercial loan officer are a commercial loan administrator and a commercial loan credit analyst.

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

      The following table sets forth information with respect to originations, sales of loans and principal payments for the periods indicated.


                                                            For the Year Ended September 30,
                                               -----------------------------------------------------------
                                                 2002        2001         2000         1999         1998
                                               -----------------------------------------------------------
                                                                     (In thousands)

Loans, net:

  Balance outstanding beginning of year        $134,957    $113,559     $ 92,092     $ 82,348     $ 70,580
                                               -----------------------------------------------------------
Originations and Purchased Loans:
  Mortgage loans:
    Residential                                  30,003      20,892       17,194       31,280       32,346
    Commercial                                    8,866       7,023        4,453        1,583          476
    Home equity lines of credit                   8,658       7,326        2,611        3,198        3,397
                                               -----------------------------------------------------------
      Total mortgage originations                47,527      35,241       24,258       36,061       36,219
Commercial loans                                  1,704       5,085        2,705        1,987        1,438
Consumer loans                                    2,123       1,956        3,382        1,825        1,275
                                               -----------------------------------------------------------
      Total originations                         51,354      42,282       30,345       39,873       38,932
                                               -----------------------------------------------------------

Purchased loans                                       0       9,484       12,791            0            0
                                               -----------------------------------------------------------

Less:
  Principal repayments, unadvanced
   funds and other, net                         (53,421)    (30,326)     (21,674)     (30,077)     (26,780)
  Sale of mortgage loans, principal balance           0           0            0            0         (269)
  Provision for loan losses                          (8)        (48)           0          (45)         (39)
  Net loan charge-off (recoveries)                   (2)          6            5           (7)          (2)
  Transfers to foreclosed real estate                 0           0            0            0          (74)
                                               -----------------------------------------------------------
      Total deductions                          (53,431)    (30,368)     (21,669)     (30,129)     (27,164)
                                               -----------------------------------------------------------

Net loan activity                                (2,077)     21,398       21,467        9,744       11,768
                                               -----------------------------------------------------------

Loans, net, end of year                        $132,880    $134,957     $113,559     $ 92,092     $ 82,348
                                               ===========================================================

      The following table presents, as of September 30, 2002, the dollar amount of all loans due after September 30, 2003, and whether such loans have fixed or adjustable interest rates.


                                     Due After September 30, 2003
                                     --------------------------------
                                      Fixed    Adjustable      Total
                                     --------------------------------
                                              (In thousands)
                                     --------------------------------

      Fixed rate mortgages           $46,736     $     0     $ 46,736
      Variable rate mortgages              0      45,553       45,553
      Commercial mortgage loans       15,696       1,693       17,389
      Home equity lines of credit      1,253           0        1,253
      Consumer loans                   1,634           0        1,634
      Commercial loans                     0         721          721
                                     --------------------------------
        Total loans                  $65,319     $47,967     $113,286
                                     ================================

      Loan Commitments. The Bank generally makes loan commitments to borrowers not exceeding 45 days. At September 30, 2002, the Bank had $5.7 million in loan commitments outstanding, primarily for the origination of one- to four-family residential real estate loans, commercial loans and commercial real estate loans. Unadvanced funds on home equity lines of credit and commercial lines of credit at September 30, 2002 represented $9.5 million and $2.1 million, respectively.

      Loan Solicitation. Loan originations are derived from a number of sources, including the Bank's existing customers, referrals, realtors, advertising and "walk-in" customers at the Bank's offices. The Bank also employs one full-time "on the road" loan originator who is available to meet with customers at their convenience.

      Loan Approval and Administrative Procedures. On an annual basis the Board of Directors approves the Bank's lending policies, loan approval limits, and outside, independent firms (such as appraisers), that may be retained during the underwriting process. Depending on the type and size of the requested loan, coupled with the borrower's aggregate loan balances with the Bank, loans may be approved by individual loan officers, the Loan Committee (the "LC") or the Executive Committee (the "EC"). The Bank's LC is comprised of the President & Chief Executive Officer, Senior Vice President & Chief Financial Officer, and the Vice President & Senior Lending Officer. Residential mortgage loan requests for one-to four-family homes in amounts up to $500,000 may be approved by the LC. One-to four-family mortgage requests greater than $500,000 require approval by the EC. Commercial and Industrial Loan (Commercial Real Estate, Term loans, Lines of Credit, etc.) requests up to $850,000 may be approved by the LC. Commercial and Industrial loan requests exceeding $850,000 require approval of the EC. The Bank requires that all prospective borrowers complete a loan application and sign documentation authorizing the release of financial information to the Bank such as Credit reports, Personal Financial Statements, Individual/Corporate Tax Returns, Financial Statements, etc. Upon receipt of the information, the Bank will proceed with the underwriting process. If necessary, the Bank may require additional financial or credit related information from the applicant. The Bank requires an appraisal for commercial and residential mortgage loans, except in some cases where existing mortgages are being refinanced. Appraisals are performed by licensed or certified third-party appraisal firms and are reviewed by the Bank's lending department. The Bank requires title insurance on all mortgage loans, except for home equity credit lines and fixed-rate home improvement loans. For those exceptions, the Bank requires evidence of previous title insurance. The Bank requires borrowers to obtain hazard insurance and may require borrowers to obtain flood insurance prior to closing. For properties with a private sewage disposal system, the Bank also requires evidence of compliance with applicable laws. Further, if requested by the Bank, some borrowers are required to deposit funds on a monthly basis to an escrow account for the future payment of real estate taxes, and premium payments for flood insurance and private mortgage insurance.

      Interest rates charged by the Bank on all loans are primarily determined by competitive loan rates offered in its market area and interest rate costs of the source of funding for the loan. The Bank may charge an origination fee on new mortgage loans. The origination fees, net of direct origination costs, are deferred and amortized into income over the life of the loan. At September 30, 2002, the amount of net deferred loan origination costs was $161,000.

      Loan Maturity and Re-pricing. The following table sets forth certain information as of September 30, 2002 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. This table does not include prepayments on scheduled principal amortizations.


                                                                         At September 30, 2002
                                      -------------------------------------------------------------------------------------------
                                                                                        Home
                                                            Variable     Commercial    Equity
                                         Fixed Rate           Rate        Mortgage    Lines of   Consumer   Commercial     Total
                                      Mortgage Loans(1)   Mortgages(1)    Loans(1)     Credit     Loans       Loans        Loans
                                      -------------------------------------------------------------------------------------------

                                                                             (In thousands)

Amounts due:
  Within one year                          $    23          $ 8,543       $   677      $7,539     $   29      $3,010     $ 19,821
  One to three years                            99           15,834           774           7      1,139          20       17,873
  Over three to five years                   3,062            1,946         8,882         421        495         701       15,507
  Over five to ten years                     3,330           26,733         5,013         805          0           0       35,881
  Over ten to twenty years                  38,654            1,040         2,720          20          0           0       42,434
  Over twenty years                          1,591                0             0           0          0           0        1,591
                                           --------------------------------------------------------------------------------------
      Loans, gross                         $46,759          $54,096       $18,066      $8,792     $1,663      $3,731      133,107
                                           =========================================================================
Net deferred loan origination costs                                                                                           161
Net premium on purchased loans                                                                                                538
Allowance for loan losses                                                                                                    (926)
                                                                                                                        ---------

      Loans, net                                                                                                         $132,880
                                                                                                                         ========

--------------------
<F1>  Net of unadvanced loan funds

      Non-Performing Assets, Asset Classification and Allowances for Losses. The Senior Lending Officer, working with other members of the LC, continually monitors the status of all delinquent loans. On a monthly basis, the Senior Lending Officer presents an update of the status of loans to both the Bank's EC and Board of Directors. One of the Bank's primary tools utilized to manage and control delinquent and problem loans is the Watched Asset List (the "WAL"). This report identifies all loans or commitments that are considered to have inherent collateral or cash flow deficiencies that could result in a potential loss to the Bank if not properly supervised. The subject loans are managed by the LC, which, together with the EC, may meet more frequently to discuss the status of particular loans and to add or delete loans from the Watch List, as is deemed appropriate. At September 30, 2002, the Bank had three loans more than 90 days past due which totaled $2 thousand. The Bank also had $1.1 million and $2.7 million in assets classified as pass and substandard, respectively. No assets were classified as special mention, doubtful or loss.

      The Bank had $140 thousand and $0 non-performing assets at September 30, 2002 and 2001, respectively.

      The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated:


                                                                            At September 30,
                                                              --------------------------------------------
                                                               2002     2001      2000      1999      1998
                                                              --------------------------------------------
                                                                         (Dollars in thousands)

Non-accrual first mortgage loans                              $ 140    $   0     $   0     $   0     $   0
Non-accural consumer and other loans                              0        0         0         0         0
Accruing loans delinquent 90 days or more                         0        0         0         0        55
                                                              --------------------------------------------
      Total non-performing and delinquent loans                 140        0         0         0        55
Foreclosed real estate, net                                       0        0         0         0        74
                                                              --------------------------------------------

      Total non-performing assets and delinquent loans        $ 140    $   0     $   0     $   0     $ 129
                                                              ============================================
Non-performing and delinquent loans to total loans             0.11%    0.00%     0.00%     0.00%     0.06%
Non-performing assets and delinquent loans to total assets     0.06%    0.00%     0.00%     0.00%     0.08%

      Loans are placed on non-accrual status when they are 90 days past due or, in the opinion of management, the collection of principal and interest is doubtful. When the Bank designates loans as non-accrual loans, it reverses outstanding interest that it previously recognized to income. The Bank may recognize income in the period that interest is collected, and when the full return of principal balances are no longer in doubt. A loan can be returned to accrual status once there is no longer principal and interest past due, or in circumstances where an abundance of additional collateral has been obtained and the loan is in a "positive" state of collection.

      Impaired loans generally are individually assessed to determine whether a loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's cash flows. Groups of smaller balance loans, however, are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures. The Bank had no loans classified as impaired at September 30, 2002, 2001 and 2000, respectively. In addition at September 30, 2002, 2001 and 2000, the Bank had no loans classified as troubled debt restructurings, as defined in SFAS No. 15.

      Foreclosed real estate consists of property the Bank acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the investment in the loan or fair value. Thereafter, the Bank carries foreclosed real estate at fair value less estimated selling costs, net of a valuation allowance account established through provisions charged to income, which result from the ongoing periodic valuations of foreclosed real estate properties. The Bank had no foreclosed real estate at September 30, 2002, 2001 and 2000, respectively.

      Allowance for Loan Losses. The following table presents the activity in the Bank's allowance for loan losses at or for the dates indicated:


                                               At or for the Years Ended September 30,
                                          -------------------------------------------------
                                           2002      2001      2000       1999       1998
                                           ----      ----      ----       ----       ----
                                                       (Dollars in thousands)

Balance at beginning of year              $  916     $ 874     $ 879     $  827     $   786
                                          -------------------------------------------------
Provision for loan losses                      8        48         0         45          39
                                          -------------------------------------------------
Charge-off:
  Mortgage loans                               0         0         0          0           0
  Commercial Loans                             0         0         0          0           0
  Consumer loans                             (11)      (10)       (6)        (6)          0
                                          -------------------------------------------------
      Total charge-offs                      (11)      (10)       (6)        (6)          0
Recoveries                                    13         4         1         13           2
                                          -------------------------------------------------
Balance at end of year                    $  926     $ 916     $ 874     $  879     $   827
                                          =================================================

Net charge-offs/(recoveries) for
 the year                                 $   (2)    $   6     $   5     $   (7)    $    (2)

Ratio of net charge-offs/(recoveries)
 to average loans outstanding
 during the year                          -0.001%    0.005%    0.005%    -0.008%     -0.003%

Allowance for loan losses as a
 percent of total loans before the
 allowance for loan losses                  0.69%     0.67%     0.76%      0.95%       0.99%

Allowance for loan losses as a
 percent of non-performing loans          661.43%     0.00%     0.00%      0.00%    1503.64%

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


                                                               At September 30,
                           ----------------------------------------------------------------------------------------
                                        2002                           2001                           2000
                           --------------------------     --------------------------     --------------------------
                                           Percent of                     Percent of                     Percent of
                                            Loans in                       Loans in                       Loans in
                             Dollar         Category        Dollar         Category        Dollar         Category
                             Amount         to Total        Amount         to Total        Amount         to Total
                           (in thous.)       Loans        (in thous.)       Loans        (in thous.)       Loans
                           -----------     ----------     -----------     ----------     -----------     ----------

Real estate-mortgage:
  Residential (1)             $133           81.25%          $165           85.74%          $347           90.56%
  Commercial                    41           14.78%            39            9.70%           212             5.48%
Commercial                     643            2.74%           606            2.64%            70             2.48%
Consumer                        24            1.22%            28            1.92%           163             1.48%
Unallocated                     85            0.00%            78            0.00%            82             0.00%
                              -----------------------------------------------------------------------------------
      Total Allowance
       for loan losses        $926          100.00%          $916          100.00%          $874           100.00%
                              ===================================================================================


                                               At September 30,
                           ---------------------------------------------------------
                                        1999                           1998
                           --------------------------     --------------------------
                                           Percent of                     Percent of
                                            Loans in                       Loans in
                             Dollar         Category        Dollar         Category
                             Amount         to Total        Amount         to Total
                           (in thous.)       Loans        (in thous.)       Loans
                           -----------     ----------     -----------     ----------


Real estate-mortgage:
  Residential (1)             $279           92.43%          $309           92.80%
  Commercial                   176            3.41%           184            3.24%
Commercial                      60            2.65%           103            1.99%
Consumer                       149            1.51%            24            1.97%
Unallocated                    215            0.00%           207            0.00%
                              ---------------------------------------------------
      Total Allowance
       for loan losses        $879          100.00%          $827          100.00%
                              ===================================================

--------------------
<F1>  Includes home equity lines of credit and construction loans.

      With regard to determining how the allowance for loan loss is allocated to various categories of loans, individual loans selected to appear on the Bank's WAL have been identified by the line officer (relationship manager) and reviewed by management as having a defined weakness, such as insufficient cash flow, inadequate collateral, irregular payment history, etc., which could jeopardize the contractual repayment of the loan. Potential loss factors are quantified utilizing a "discount factor" against the collateral held for a specific loan(s). All substandard loan factors are decided by the line officer that has intimate knowledge of the loan relationship and the collateral supporting the obligation. The discounts can range from 0% to 100%, depending on the nature of the collateral and the circumstances behind the loan classification. The discounted collateral value is then compared with the outstanding loan balance to determine what allowance for loan loss allocation is considered appropriate. This method of allocating the allowance for loan loss was implemented for the fiscal year ended September 30, 2001. In prior years, such analysis was not as specific because the amount and characteristics of our commercial loan portfolio was relatively small in relation to other categories of loans. As a result of implementing this revised method, while the total allowance for loan loss has not changed dramatically, there has been a significant change in the percentage and dollar amounts allocated within each category of loans. Management believes this revised, quantitative approach is more acceptable and better reflects the changes which have occurred in the Bank's loan portfolio. The allowance for loan loss was $926 thousand at September 30, 2002 as compared to $916 thousand at September 30, 2001. As a result of growth in commercial loan balances and portfolio risk characteristics, the amount of allowance for loan loss allocated to commercial loans increased to $643 thousand at September 30, 2002 as compared to $606 thousand at September 30, 2001.

      The remaining loans not subject to individual review, are evaluated as related, homogeneous, groups, according to specific loan categories. Residential real estate mortgage loans generally fall into this category of homogeneous groups. Loss factors are assigned to each related, homogeneous group according to factors such as historical losses, peer group comparisons, industry and economic data and loss percentages generally used by banking regulators for similarly graded loans. The allowance for loan loss allocated to residential real estate mortgage loans declined by $32 thousand to $133 thousand at September 30, 2002 as compared to $165 thousand at September 30, 2001. The decline is mainly a result of a decline in the aggregate balance of homogeneous loans in this group, less any which may have been specifically identified on the Bank's WAL.

      Although the management of the Bank believes that it has established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment. We believe our policies with respect to the methodology for our determination of the allowance for loan losses involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed with the Audit Committee and our Board of Directors.

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

      At September 30, 2002, with the exception of securities of the U.S. Government and U.S. Government agencies and corporations, the Company had no securities of any issuer where the aggregate market and book value of the securities of such issuer, exceeded 10 percent of stockholders' equity.

      At September 30, 2002 and September 30, 2001, the Bank's liquidity ratio was 80.5% and 63.3%, respectively. For information regarding the carrying values, yields and maturities of the Bank's securities, see "Carrying Values, Yields and Maturities" further on in this section.

      At September 30, 2002, the fair value of the U.S. Government and federal agency securities portfolio totaled $23.5 million. This portfolio consists primarily of securities with maturities of one to five years.
Some of the agency debentures are callable and call provisions vary following a minimum holding period. The Bank generally does not purchase structured notes, and at September 30, 2002, there were no structured notes in the Bank's portfolio.

      At September 30, 2002, the portfolio of other debt obligations, excluding mortgage-backed securities, totaled $29.2 million. The Bank's policy generally requires that investment in corporate debt obligations be limited to corporate bonds with an "A" rating or better by at least one nationally recognized rating service at the time of purchase.

      At September 30, 2002, the Bank's mortgage-backed securities, all of which were classified as available for sale, totaled $18.2 million, or 7.5% of total assets. The Bank generally purchases mortgage-backed securities as a means to deploy excess liquidity at more favorable yields than other investment alternatives. In addition, mortgage-backed securities generate positive interest rate spreads with minimal administrative expense and lower the Bank's overall credit risk due to the fact that they are directly
or indirectly insured or guaranteed.   Purchases of mortgage-backed
securities may decline in the future if the Bank experiences an increase in demand for one-to four-family mortgage loans. The Bank did not sell any of its mortgage-backed securities during fiscal year 2002.

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

      The fair market value of the marketable equity securities portfolio totaled $4.9 million at September 30, 2002. These securities consisted of $1.6 million of common stock, $0.2 million of preferred stock and $3.1 million of trust preferred securities issued by financial service corporations. Under the Bank's investment policy, the aggregate amount of common stock that it may purchase may not exceed 13% of its total securities portfolio. The Bank's policy also has limitations against acquiring concentrations of such securities in any one issuer or industry. The Bank purchases marketable equity securities as growth investments that can provide the opportunity for capital appreciation that is taxed on a more favorable basis than operating income. There can be no assurance that investment in marketable equity securities will appreciate in value and, therefore, such investments involve higher risk than U.S. Government or federal agency securities. Aggregate purchases of marketable equity securities totaled $0, $0.4 million and $3.4 million for the years ended September 30, 2002, 2001 and 2000. At September 30, 2002, pre-tax net unrealized loss on marketable equity securities amounted to $666 thousand.

      Unless otherwise noted with respect to certain securities or required by regulators or accounting standards, the Bank classifies securities available for sale at the date of purchase. Available for sale securities are reported at fair market value. The Bank currently has no securities classified as trading. During fiscal year 2002, the Bank sold securities in the aggregate amount of $4.3 million.

      The following table presents activity in the Bank's securities portfolio, including FHLB stock for the years indicated:


                                               For the Year Ended September 30,
                                               --------------------------------
                                                2002         2001        2000
                                                ----         ----        ----
                                                    (Dollars In Thousands)

Beginning balance                              $65,514     $ 70,119     $64,457
  Purchases                                     27,735       26,696      19,101
  Maturities                                    (4,600)     (10,310)     (5,102)
  Sales and calls                               (5,868)     (19,531)     (5,446)
  Principal repayments                          (6,892)      (3,205)     (3,304)
  Premium and (discount) amortization, net         (95)          32          29
  Recognition of expired options                     0           16         425
  Change in net unrealized gains/(losses)        1,094        1,697          61
  Write-down                                         0            0        (102)
                                               --------------------------------
Ending balance                                 $76,888     $ 65,514     $70,119
                                               ================================

      The following table sets forth certain information regarding the amortized cost and fair value of the Bank's securities at the dates indicated.


                                                                  At September 30,
                                      -------------------------------------------------------------------------
                                              2002                      2001                      2000
                                      ---------------------     ---------------------     ---------------------
                                      Amortized      Fair       Amortized      Fair       Amortized      Fair
                                        Cost         Value        Cost         Value        Cost         Value
                                      ---------      -----      ---------      -----      ---------      -----
                                                               (Dollars in thousands)

Debt securities:
  U.S. Government obligations          $     -      $     -      $ 2,099      $ 2,108      $10,574      $10,585
  Federal agency obligations            22,830       23,451        9,130        9,571       12,622       12,251
  Banking and finance obligations       15,898       16,990       18,542       19,478       10,982       10,930
  Other bonds and obligations           11,720       12,174        9,260        9,590       16,203       16,063
                                       ------------------------------------------------------------------------
      Total debt securities             50,448       52,615       39,031       40,747       50,381       49,829
                                       ------------------------------------------------------------------------
Mortgage-backed and mortgage-
 related securities:
  FHLMC                                  4,553        4,710        2,276        2,361        1,427        1,555
  FNMA                                  11,663       12,173       11,788       12,150        4,633        4,505
  GNMA                                     968          983        1,459        1,469        2,273        2,138
  Other                                    258          285        1,698        1,763        2,089        2,058
                                       ------------------------------------------------------------------------
  Total mortgage-backed and
   mortgage-related securities          17,442       18,151       17,221       17,743       10,422       10,256
                                       ------------------------------------------------------------------------
Asset-backed securities                      -            -          119          120          314          311
Marketable equity securities             5,538        4,872        6,927        5,804        8,680        8,820
FHLB stock                               1,250        1,250        1,100        1,100          903          903
                                       ------------------------------------------------------------------------
      Total Securities                 $74,678      $76,888      $64,398      $65,514      $70,700      $70,119
                                       ========================================================================

      The following table sets forth the amortized cost and fair value of the Bank's mortgage-backed and mortgage-related securities, all of which were classified as available for sale at the dates indicated.


                                                                         At September 30,
                                    -------------------------------------------------------------------------------------------
                                                2002                           2001                           2000
                                    -----------------------------  -----------------------------  -----------------------------
                                                Percent                        Percent                        Percent
                                    Amortized     of       Fair    Amortized     of       Fair    Amortized     of      Fair
                                      Cost     Total (1)   Value     Cost     Total (1)   Value     Cost     Total (1)  Value
                                    ---------  ---------   -----   ---------  ---------   -----   ---------  ---------  -----
                                                                 (Dollars in thousands)

Mortgage-backed and
 mortgage-related securities:
  FHLMC                              $ 4,553     26.09%   $ 4,710   $ 2,276     13.22%   $ 2,361   $ 1,427     13.69%   $ 1,555
  FNMA                                11,663     66.84%    12,173    11,788     68.44%    12,150     4,633     44.45%     4,505
  GNMA                                   968      5.55%       983     1,459      8.47%     1,469     2,273     21.81%     2,138
  Other                                  258      1.52%       285     1,698      9.86%     1,763     2,089     20.05%     2,058
                                     ------------------------------------------------------------------------------------------
      Total Mortgage-backed and
       mortgage-related securities   $17,442    100.00%   $18,151   $17,221    100.00%   $17,743   $10,422    100.00%   $10,256
                                     ==========================================================================================

--------------------
<F1>  Based on amortized cost

      Carrying Values, Yields and Maturities. The table below presents information regarding the carrying values, weighted average yields and contractual maturities of debt securities at September 30, 2002. Mortgage-backed securities are presented by issuer. Yields on tax exempt obligations were not computed on a tax equivalent basis.


                                                                         September 30, 2002
                                 --------------------------------------------------------------------------------------------------
                                                         More than           More than
                                                          One Year           Five Years          More than
                                  One Year or Less     to Five Years        to Ten Years         Ten Years             Total
                                 ------------------  ------------------  ------------------  ------------------  ------------------
                                           Weighted            Weighted            Weighted            Weighted            Weighted
                                 Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average
                                  Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                       (Dollars in thousands)

Debt securities:
  U.S. Government obligations     $    -     0.00%   $     -    0.00%    $     -    0.00%    $     -    0.00%    $     -    0.00%
  Federal agency obligations       1,025     6.35%    17,301    4.23%      5,125    6.52%          -    0.00%     23,451    4.82%
  Banking and finance obligations  3,055     6.27%    13,935    6.94%          -    0.00%          -    0.00%     16,990    6.82%
  Other bonds and obligations        988     6.06%    10,300    6.12%        886    3.97%          -    0.00%     12,174    5.96%
                                  ------             -------             -------             -------
      Total debt securities        5,068     6.24%    41,536    5.61%      6,011    6.15%          -    0.00%     52,615    5.73%
Mortgage-backed and mortgage-
 related securities:
  FHLMC                                -     0.00%     1,002    5.00%        609    6.00%      3,099    5.75%      4,710    5.62%
  FNMA                                 -     0.00%     1,021    4.80%      4,036    6.08%      7,116    6.33%     12,173    6.12%
  GNMA                                 -     0.00%         -    0.00%          -    0.00%        983    6.21%        983    6.21%
  Other                                -     0.00%         -    0.00%          -    6.63%        285    6.51%        285    6.51%
                                  ------             -------             -------             -------
  Total mortgage-backed and
   mortgage-related securities         -     0.00%     2,023    4.90%      4,645    6.07%     11,483    6.17%     18,151    6.00%
Asset-backed securities                -     0.00%         -    0.00%          -    0.00%          -    0.00%          -    0.00%
                                  ------             -------             -------             -------
      Total                       $5,068     6.24%   $43,559    5.58%    $10,656    6.11%    $11,483    6.17%    $70,766    5.80%
                                  ======             =======             =======             =======

Deposit Activity and Other Sources of Funds

      General. Deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations are the Bank's primary sources of funds for use in lending, investing and for other general purposes. The Bank also utilizes borrowed funds from the FHLB to fund certain loans in connection with the Bank's management of the interest rate sensitivity of its assets and liabilities, as well as for other general purposes.

      Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank currently offers regular savings deposits, NOW accounts, personal and business demand accounts, money market accounts and certificates of deposit. The Bank also offers Individual Retirement Accounts ("IRAs"), which at September 30, 2002 totaled $9.9 million.

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

      When the Bank determines its deposit rates, it considers local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as total savings accounts, NOW accounts, money market accounts and demand accounts) represented 68.8% of total deposits on September 30, 2002. At September 30, 2002, certificates of deposit with remaining terms to maturity of less than one year amounted to $53.4 million.

      The following table presents the Bank's deposit activity for the years indicated.


                                           For the Years Ended September 30,
                                           ----------------------------------
                                             2002         2001         2000
                                             ----         ----         ----
                                                 (Dollars In Thousands)

Beginning balance                          $185,098     $163,405     $150,111
  Net deposits                               12,383       15,819        8,069
  Interest expense on deposit accounts        4,582        5,874        5,225
                                           ----------------------------------
Ending Balance                             $202,063     $185,098     $163,405
                                           ==================================
Total increase in deposit accounts         $ 16,965     $ 21,693     $ 13,294
Percentage increase                            9.17%       13.28%        8.86%

      At September 30, 2002, the Bank had $14.7 million in certificates of deposit with balances of $100,000 and over maturing as follows:


                                          At September 30, 2002
                                          ----------------------
                                                        Weighted
                                                        Average
                                          Amount          Rate
                                          ---------------------
                                          (Dollars in thousands)

Maturity Period:
  Three months or less   $                  5,644        3.56%
  Over three months through six months      3,695        3.29%
  Over six months through 12 months         3,898        3.19%
  Over 12 months                            1,486        3.83%
                                          -------
Total                                     $14,723        3.42%
                                          =======

      The following table presents the distribution of the Bank's deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average interest rate on each category of deposits.


                                          At September 30, 2002         At September 30, 2001         At September 30, 2000
                                       ----------------------------  ----------------------------  ----------------------------
                                                           Weighted                      Weighted                      Weighted
                                                 Percent    Average            Percent    Average            Percent    Average
                                                 of total   Nominal            of total   Nominal            of total   Nominal
                                        Amount   deposits    Rate     Amount   deposits    Rate     Amount   deposits    Rate
                                       ----------------------------------------------------------------------------------------
                                       (Dollars in thousands)

Non-interest bearing accounts          $ 20,393   10.09%     0.00%   $ 17,496    9.45%     0.00%   $ 15,475    9.47%     0.00%
NOW accounts                             17,033    8.43%     0.25%     18,178    9.82%     0.50%     15,281    9.35%     0.50%
Savings accounts:
  Regular                                42,173   20.87%     1.73%     35,890   19.39%     2.20%     32,339   19.79%     2.40%
  Tiered-rate                            54,133   26.80%     2.32%     44,286   23.93%     2.82%     38,808   23.75%     4.52%
                                       ----------------              ----------------              ----------------
      Total savings accounts             96,306   47.67%     2.06%     80,176   43.32%     2.54%     71,147   43.54%     3.56%
                                       ----------------              ----------------              ----------------
Money market deposit accounts             5,259    2.60%     1.98%      5,494    2.97%     1.97%      5,868    3.59%     2.17%
                                       ----------------              ----------------              ----------------
      Total non-certificate accounts    138,991   68.79%     1.53%    121,344   65.56%     1.84%    107,771   65.95%     2.54%
                                       ----------------              ----------------              ----------------
Certificates of deposit accounts:
  Due within 1 year                      53,392   26.42%     3.27%     52,378   28.30%     5.02%     44,049   26.96%     5.47%
  Over 1 year through 3 years             9,680    4.79%     3.89%     11,370    6.14%     5.00%     11,578    7.09%     5.84%
  Over 3 years                                -    0.00%     0.00%          6    0.00%     4.88%          7    0.00%     4.91%
                                       ----------------              ----------------              ----------------
      Total certificate accounts         63,072   31.21%     3.37%     63,754   34.44%     5.02%     55,634   34.05%     5.55%
                                       ----------------              ----------------              ----------------
      Total deposits                   $202,063  100.00%     2.11%   $185,098  100.00%     2.94%   $163,405  100.00%     3.56%
                                       ======================================================================================

      Borrowings. The Bank borrows funds from the FHLB for use in connection with its management of the interest rate sensitivity of its assets and liabilities, as well as to fund certain loans and for other general purposes. The advances are collateralized by certain of the Bank's mortgage loans and by its investment in stock of the FHLB. The maximum amount the FHLB will advance to its members, including the Bank, fluctuates from time to time in accordance with FHLB policies. At September 30, 2002, the Bank had $9.5 million in outstanding advances from the FHLB and had the capacity to increase that amount to $ 77.3 million based on the Bank's qualified collateral available to the FHLB. The Bank expects to continue to borrow from the FHLB.

      The following table presents certain information regarding the Bank's borrowed funds at or for the years ended on the dates indicated.


                                                 At or for the
                                           Years Ended September 30,
                                        -------------------------------
                                          2002        2001        2000
                                        -------------------------------
                                             (Dollars in thousands)

Federal Home Loan Bank advances:
  Average balance outstanding           $11,677     $16,178     $ 5,335
  Maximum amount outstanding at any
   month-end during the year            $12,000     $16,500     $16,500
  Balance outstanding at end of year    $ 9,500     $12,000     $16,500
  Weighted average interest rate
   during the year                         6.55%       6.51%       5.60%
  Weighted average interest rate
   end of year                             6.58%       6.65%       6.44%

Selected Financial Ratios and Other Data

      The following information in the table are selected financial ratios and other data for the Company for the periods indicated:


                                                                       At or for the
                                                                 Years Ended September 30,
                                                            -----------------------------------
                                                               2002          2001        2000
                                                            -----------------------------------

Selected Financial Ratios and Other Data (1)

Performance Ratios:
  Return on average assets                                       0.42%         0.64%      0.68%
  Return on average stockholders' equity                         3.59%         5.49%      5.70%
  Average stockholders' equity to average assets                11.70%        11.69%     11.88%
  Stockholders' equity to assets at end of period               11.60%        11.93%     12.00%
  Net interest rate spread (2)                                   3.52%         2.93%      3.19%
  Net interest margin (3)                                        3.94%         3.53%      3.73%
  Average interest-bearing assets to average interest-
   bearing liabilities                                         116.82%       117.68%    116.88%
  Operating expenses as a percent of average assets              3.19%         3.20%      3.16%
  Efficiency ratio (4)                                          81.36%        86.93%     83.78%

Regulatory Capital Ratios: (5)
  Total risk-based capital                                      19.27%        19.38%     21.73%
  Tier 1 risk-based capital                                     18.61%        18.70%     20.99%
  Regulatory tier 1 leverage capital                            11.11%        11.51%     12.82%

Asset Quality Ratios:
  Non-performing loans as a percent of loans                     0.11%         0.00%      0.00%
  Non-performing assets as a percent of total assets             0.06%         0.00%      0.00%
  Allowance for loan losses as a percent of total loans
   before the allowance for loan losses                          0.69%         0.67%      0.76%

Number of:
  Full-service offices (6)                                          5             5          5
  Full-time equivalent employees                                   76            70         69

Share Data: (7)
  Basic number of weighted average shares outstanding       1,540,103     1,540,518         na
  Dilutive number of weighted average shares outstanding    1,558,622     1,550,588         na
  Basic earnings per share                                  $    0.64     $    0.91         na
  Dilutive earnings per share                               $    0.63     $    0.90         na
  Dividends declared per share                              $    0.20     $    0.20         na

--------------------
<F1>  Asset Quality and Regulatory Capital Ratios are end of year ratios.
<F2>  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
<F3>  Net interest margin represents net interest income as a percentage of average interest-earning assets.
<F4>  Efficiency ratio represents total operating expenses divided by the sum of net interest income, customer service fees and miscellaneous income.
<F5>  Ratios are based on consolidation.
<F6>  The number of full service offices does not include the Bank's branch at the Willows retirement community.
<F7>  Share data for 2000 not applicable since the Company converted to a stock company on February 15, 2000.

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

Employees

      At September 30, 2002, the Bank had 64 full-time and 18 part-time employees. None of the Bank's employees is represented by a collective bargaining agreement. Management of the Bank believes that it enjoys excellent relations with its personnel.

Subsidiary Activities

      Eli Whitney Security Corporation. Eli Whitney Security Corporation is a wholly-owned subsidiary of the Bank. Eli Whitney was established in 1995 as a Massachusetts security corporation for the purpose of buying, selling and holding securities on its own behalf and not as a broker. The income earned on Eli Whitney's securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained by the Bank. At September 30, 2002, Eli Whitney had total assets of $15.6 million, virtually all of which were in securities.

      One Hundredth Security Corporation. One Hundredth Security Corporation is a wholly-owned subsidiary of the Bank established in 1993. One Hundredth is also a Massachusetts security corporation that was formed for the purpose of buying, selling and holding securities on its own behalf and not as a broker. The income earned on One Hundredth securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained by the Bank. At September 30, 2002, One Hundredth had total assets of $25.1 million, virtually all of which were in securities. On October 1, 2002, One Hundredth Security Corporation was merged into Eli Whitney Security Corporation.

      The Hundredth Corporation. The Hundredth Corporation is a wholly-owned subsidiary of the Bank. The Hundredth Corporation was established in 1991 for the investment in real or personal property. At September 30, 2002, The Hundredth Corporation had total assets of $993 thousand. Its largest investment consists of $958 thousand of land on which the Bank is in the process of constructing its expanded Maple Avenue, Shrewsbury Branch office.

FEDERAL AND STATE TAXATION

Federal Taxation

      General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank, the MHC or the Company. For federal income tax purposes, the Bank reports income on the basis of a taxable year ending September 30, using the accrual method of accounting, and the Bank is generally subject to federal income taxation in the same manner as other corporations. The Bank and the Company constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis. Because the MHC owns less than 80% of the common stock of the Company, it is not a member of such affiliated group and reports its income on a separate return. The Bank is not currently under audit by the Internal Revenue Service and its federal income tax returns have not been audited for the past five years.

      Bad Debt Reserves. The Bank, as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) is permitted to maintain a reserve for bad debts and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing its taxable income. Pursuant to the Small Business Job Protection Act of 1996, the Bank has recaptured (taken into income) over a multi-year period, a portion of the balance of its bad debt reserve as of September 30, 1996.

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

Financial Services Modernization Legislation

      The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "GLB Act") was signed into law on November 12, 1999. This federal legislation was intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.

      As a result of the GLB Act, bank holding companies who have elected to be regulated as financial holding companies are now permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, financial holding companies are in a position to be owned, controlled or acquired by any company engaged in financially-related activities. On October 23, 2000, the MHC and the Company elected to be regulated as financial holding companies.

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

      The following table shows the Bank's leverage ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at September 30, 2002:


                                           As of September 30, 2002
                             -----------------------------------------------------
                             Regulatory                   Regulatory
                              Capital      Percent of       Capital     Percent of
                               Amount      Assets (1)    Requirements     Assets
                             -----------------------------------------------------
                                            (Dollars in thousands)

Total risk-based capital       $25,392       18.35%         $11,069        8.00%
Tier 1 risk-based capital      $24,466       17.68%         $ 5,535        4.00%
Tier 1 leverage capital        $24,466       10.47%         $ 9,350        4.00%

--------------------
<F1>  For purposes of calculating Total risk-based capital and Tier 1 risk-
      based capital, assets are based on total risk-weighted assets. In calculating Tier 1 leverage capital, assets are based on adjusted total average assets.

      At September 30, 2002, the Bank was considered "well capitalized" under FDIC guidelines.

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

      Deposit Insurance. Pursuant to FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and (3) undercapitalized. With respect to the capital ratios, institutions are classified as well capitalized, adequately capitalized or undercapitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed below. The FDIC also assigns an institution to a supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds which may include information provided by the institution's state supervisor.

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

      Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), the assessment base for the payments on the bonds (the "FICO bonds") issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as the Bank. The annual rate of assessments for the payments on the FICO bonds for the quarter period beginning on July 1, 2002 was 0.0172% for BIF-assessable deposits.

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

      Transactions with Affiliates of the Bank. Transactions between an insured bank, such as the Bank, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B. Sections 23A and 23B (1) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and retained earnings, and limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings, and (2) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate. The FRB has adopted a final regulation, Regulation W, which is a comprehensive regulation implementing Sections 23A and 23B of the Federal Reserve Act. Regulation W becomes effective on April 1, 2003.

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

      Community Reinvestment Act. Under the Community Reinvestment Act (the "CRA"), any insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a savings bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

      Among other things, the current CRA evaluation system focuses on three tests: (1) a lending test, to evaluate the institution's record of making loans in its service areas; (2) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (3) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

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

      Safety and Soundness Standards. Pursuant to the requirements of federal banking law each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

      In addition, the FDIC adopted regulations to require a bank that is given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FDIC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions. If a bank fails to comply with such an order, the FDIC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

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

      The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The FDIC is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of: (a) an amount equal to five percent of the bank's total assets at the time it became "undercapitalized," and (b) the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

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

      As a member, the Bank is required to purchase and maintain stock in the FHLB. At September 30, 2002, the Bank was in compliance with this requirement.

Holding Company Regulation

      Federal Regulation. The MHC and the Company are governed as bank holding companies under the BHCA. Bank holding companies are subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of September 30, 2002, the Company's total capital and Tier 1 capital ratios for the MHC and the Company exceed these minimum capital requirements.

      Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions of FDICIA, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. See "- Federal Banking Regulation-Prompt Corrective Action" above. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.

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

      To date, the MHC has not waived dividends declared by the Company.
If the MHC decides that it is in its best interest to waive a particular dividend to be paid by the Company and the FRB approves such waiver, then the Company will pay such dividend only to its public stockholders. The amount of the dividend waived by the MHC would be treated in the manner described above. The MHC's decision as to whether or not to waive a particular dividend will depend on a number of factors, including the MHC's capital needs, the investment alternatives available to the MHC as compared to those available to the Company, and the possibility of regulatory approvals. The Company cannot guarantee: (1) the MHC will waive dividends paid by the Company; (2) that if the application is made to waive a dividend, that the FRB will approve such dividend waiver request; or (3) what conditions might be imposed by the Federal Reserve Board on any dividend waiver.

USA PATRIOT Act

      In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

      Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:


      * Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

      * Pursuant to Section 326, on July 23, 2002 the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued a Proposed Rule that provides for minimum standards with respect to customer identification and verification. At this time, a Final Rule is pending.

      * Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

      * Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

      * Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The Sarbanes-Oxley Act

      On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act's principal legislation includes:

      *     the creation of an independent accounting oversight board;

      * auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

      * additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

      * the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

      * an increase the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;

      * requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

      * requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the Securities and Exchange Commission) and if not, why not;

      * expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

      * a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

      * disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

      * mandatory disclosure by analysts of potential conflicts of interest; and

      *     a range of enhanced penalties for fraud and other violations.

      Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

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

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company conducts its business at the main office of the Bank and its six retail banking offices, five of which are full service branches. As of September 30, 2002, the properties and leasehold improvements owned by the Company and the Bank had an aggregate net book value of $3.6 million.


                                     Original Date
                        Leased or      Leased or      Date of Lease
Location                  Owned        Acquired         Expiration
-------------------------------------------------------------------

Main Office:
  100 E. Main Street      Owned         06/10/75      N/A
  Westborough, MA

Branch Offices:
  33 W. Main Street       Owned         05/01/54      N/A
  Westborough, MA

  53 W. Main Street       Owned         07/01/81      N/A
  Northborough, MA

  19 Maple Avenue         Leased        12/01/95      11/30/05
  Shrewsbury, MA

  Shaw's Supermarket      Leased        05/01/99      04/30/04
  Shrewsbury, MA

Other Offices:
  The Willows(1)          Leased        08/01/87      Tenant at Will
  One Lyman Street
  Westborough, MA

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2002.


PART II


ITEM 5.  MARKET FOR THE COMPANY COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

      Information relating to the market for the Company's common equity, related stockholder matters and payment of dividends by the Company appears in the 2002 Annual Report to Shareholders, which is attached to this Form 10-KSB as Exhibit 13, and is incorporated herein by reference.

      The table below reflects the stock trading price and dividend payment frequency of the Company's stock for fiscal year ending September 30, 2002. The quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not represent actual transactions.


                  High Price    Low Price    Average Price    Dividends per share
                  ---------------------------------------------------------------

First Quarter       $18.75        $16.60         $17.80              $.05
Second Quarter      $21.75        $17.96         $20.31              $.05
Third Quarter       $23.00        $20.15         $21.94              $.05
Fourth Quarter      $24.00        $21.00         $22.07              $.05

      The following table sets forth the aggregate information of the Company's equity compensation plans in effect as of September 30, 2002.


                                                                                Number of securities
                          Number of securities                                remaining available for
                              to be issued          Weighted-average           future issuance under
                            upon exercise of       exercise price of         equity compensation plans
                          outstanding options,    outstanding options,    (excluding securities reflected
Plan category             warrants and rights     warrants and rights       in column (a)) see note (1)
-------------             -------------------------------------------------------------------------------
                                   (a)                     (b)                          (c)

Equity compensation
 plans approved
 by security holders             41,900                  $10.31                        17,287

Equity compensation
 plans not approved by
 security holders                 none                    none                          none
                                 ------------------------------------------------------------
      Total                      41,900                  $10.31                        17,287
                                 ============================================================

--------------------
Note (1) This amount represents 13,248 and 4,039 shares remaining to be issued from the 2001 Stock Option Plan and the 2001 Recognition and Retention Plan, respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain of the above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the 2002 Annual Report to Shareholders, which is attached to this Form 10-KSB as Exhibit 13, and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

      The following information appearing in the Company's 2002 Annual Report to Shareholders, which is attached to this Form 10-KSB as Exhibit 13, is incorporated herein by reference.

      Annual Report Section                            Pages in Annual Report
      ---------------------                            ----------------------

      Report of Independent Auditors                            F-1

      Consolidated Balance Sheets as of                         F-2
      September 30, 2002 and 2001

      Consolidated Statements of Income for the
      Years Ended September 30, 2002, 2001 and 2000          F-3 to F-4

      Consolidated Statements of Changes in
      Stockholders' Equity for the Years Ended
      September 30, 2002, 2001 and 2000                         F-5

      Consolidated Statements of Cash Flows for the
      Years Ended September 30, 2002, 2001 and 2000          F-6 to F-7

      Notes to the Consolidated Financial Statements         F-8 to F-39

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

PART III

ITEM 9.  DIRECTORS AND PRINCIPAL OFFICERS

      The information relating to directors and executive officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2003, a copy of which was filed with the SEC on December 27, 2002.

ITEM 10.  EXECUTIVE COMPENSATION

      The information relating to executive compensation is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2003, a copy of which was filed with the SEC on December 27, 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information relating security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2003, a copy of which was filed with the SEC on December 27, 2002.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information relating to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2003, a copy of which was filed with the SEC on December 27, 2002.

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

10.6 Form of Officers' Deferred Compensation Plan of Westborough Financial Services, Inc.**

13.1        Annual Report of Westborough Financial Services, Inc.

21.1        Subsidiaries of the Registrant.*

23.1        Consent of Wolf & Company, P.C.

99.1        Certification of CEO and CFO under Section 906 of the Sarbanes-
            Oxley Act.

--------------------
* Incorporated herein by reference to the Registration Statement on Form SB-2 (Registration No. 333-80075), as filed with the Securities and Exchange Commission on June 4, 1999, as amended.
** Incorporated by reference to the Company's Form 10-KSB for the year ended September 30, 2001, as filed with the Securities and Exchange Commission on December 28, 2001.

      (b)   Reports on Form 8-K.

            None.

ITEM 14.  CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company's President and Chief Executive Officer and Senior Vice President and Treasurer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the President and Chief Executive Officer and Senior Vice President and Treasurer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

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

            Name                           Title                    Date
            ----                           -----                    ----

/s/ Walter A. Kinell, Jr.        Chairman of the Board        December 30, 2002
-----------------------------    of Directors
Walter A. Kinell, Jr.


/s/ Joseph F. MacDonough         President, Chief Executive   December 30, 2002
-----------------------------    Officer and Director
Joseph F. MacDonough             (Principal Executive and
                                 Operating Officer)


/s/ Nelson P. Ball               Director                     December 30, 2002
-----------------------------
Nelson P. Ball


/s/ Edward S. Bilzerian          Director                     December 30, 2002
-----------------------------
Edward S. Bilzerian


/s/ David E. Carlstrom           Director                     December 30, 2002
-----------------------------
David E. Carlstrom


/s/ John L. Casagrande           Senior Vice President,       December 30, 2002
-----------------------------    Treasurer, Clerk and
John L. Casagrande Director      (Principal
                                 Financial and
                                 Accounting Officer)


/s/ William W. Cotting, Jr.      Director                     December 30, 2002
-----------------------------
William W. Cotting, Jr.


/s/Robert G. Daniel              Director                     December 30, 2002
-----------------------------
Robert G. Daniel


/s/ Earl W. Hutt                 Director                     December 30, 2002
-----------------------------
Earl W. Hutt


/s/ Robert A. Klugman            Director                     December 30, 2002
-----------------------------
Robert A. Klugman


/s/ Roger B. Leland              Director                     December 30, 2002
-----------------------------
Roger B. Leland

/s/ Paul F. McGrath              Director                     December 30, 2002
-----------------------------
Paul F. McGrath


/s/ Charlotte C. Spinney         Director                     December 30, 2002
-----------------------------
Charlotte C. Spinney


/s/ Phyllis A. Stone             Director                     December 30, 2002
-----------------------------
Phyllis A. Stone


/s/ James E. Tashjian            Director                     December 30, 2002
-----------------------------
James E. Tashjian

CERTIFICATIONS

      I, Joseph F. MacDonough, certify that:

1. I have reviewed this annual report on Form 10-KSB of Westborough Financial Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 30, 2002               /s/ Joseph F. MacDonough
                                       ------------------------
                                       Joseph F. MacDonough
                                       President and Chief Executive Officer

      I, John L. Casagrande, certify that:

1. I have reviewed this annual report on Form 10-KSB of Westborough Financial Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 30, 2002               /s/ John L. Casagrande
                                       ----------------------
                                       John L. Casagrande
                                       Senior Vice President, Treasurer
                                        and Clerk