Form 10QSB
period 2002-12-31
WESTBOROUGH FINANCIAL SERVICES INC
filed 2003-02-14
CIK 1087843

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2002

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

YES    X     NO
     -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                   Outstanding as of February 14, 2003
           -----                   -----------------------------------

Common Stock, par value $0.01                     1,581,574

Transitional Small Business Disclosure Format (check one):

YES          NO    X
     -----       -----

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

                    WESTBOROUGH FINANCIAL SERVICES, INC.
                               AND SUBSIDIARY

                                 (unaudited)

INDEX

PART I.  FINANCIAL INFORMATION                                            1
Item 1.  Financial Statements                                             1
         Consolidated Balance Sheets                                      1
         Consolidated Statements of Income                                2
         Consolidated Statements of Changes in Stockholders' Equity       3
         Consolidated Statements of Cash Flows                            4
         Notes to Unaudited Consolidated Financial Statements             5
Item 2.  Management's Discussion and Analysis                             6

Item 3.  Controls and Procedures                                         13

PART II. OTHER INFORMATION                                               14
Item 1.  Legal Proceedings                                               14
Item 2.  Changes in Securities and Use of Proceeds                       14
Item 3.  Defaults upon Senior Securities                                 14
Item 4.  Submission of Matters to a Vote of Security Holders             14
Item 5.  Other Information                                               14
Item 6.  Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                               15

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

             Westborough Financial Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                           (Dollars in thousands)


                                                     December 31,    September 30,
                                                         2002            2002
                                                     ------------    -------------
                                                              (unaudited)

                      ASSETS
Cash and due from banks                                $  5,272        $  5,295
Federal funds sold                                        9,297          11,136
Short-term investments                                    2,736           2,822
                                                       --------        --------
      Total cash and cash equivalents                    17,305          19,253

Securities available for sale, at fair value             88,360          75,638
Federal Home Loan Bank stock, at cost                     1,250           1,250
Loans, net                                              128,574         132,880
Banking premises and equipment, net                       5,972           5,524
Accrued interest receivable                               1,429           1,341
Deferred income taxes                                        14              22
Bank-owned life insurance                                 4,226           4,122
Due from broker                                               0               0
Other assets                                              1,480           1,243
                                                       --------        --------
      Total assets                                     $248,610        $241,273
                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                               $209,151        $202,063
Federal Home Loan Bank advances                           9,500           9,500
Mortgagors' escrow accounts                                 167             198
Accrued expenses and other liabilities                    1,459           1,523
                                                       --------        --------
      Total liabilities                                 220,277         213,284
                                                       --------        --------

Commitments and Contingencies

Preferred stock, $.01 par value, 1,000,000 shares
 authorized, none outstanding                                 0               0
Common stock, $.01 par value, 5,000,000 shares
 authorized, 1,581,574 issued and outstanding                16              16
Additional paid-in capital                                4,592           4,583
Retained earnings                                        22,875          22,676
Accumulated other comprehensive income                    1,550           1,439
Unearned compensation-RRP (22,139 shares)                  (346)           (365)
Unearned compensation-ESOP (36,096 and 39,043
 shares, respectively)                                     (354)           (360)
                                                       --------        --------
Total stockholders' equity                               28,333          27,989
                                                       --------        --------
Total liabilities and stockholders' equity             $248,610        $241,273
                                                       ========        ========

See accompanying notes to unaudited consolidated financial statements

             Westborough Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Income
                (Dollars in thousands, except per share data)


                                                            Three Months Ended
                                                               December 31,
                                                          ----------------------
                                                             2002         2001
                                                                (unaudited)

Interest and dividend income:
  Interest and fees on loans                              $   2,173    $   2,469
  Interest and dividends on securities                        1,065          993
  Interest on federal funds sold                                 35           41
  Interest on short term investments                             25           14
                                                          ---------    ---------
      Total interest and dividend income                      3,298        3,517
                                                          ---------    ---------

Interest expense:
  Interest on deposits                                          985        1,299
  Interest on borrowings                                        157          201
                                                          ---------    ---------
      Total interest expense                                  1,142        1,500
                                                          ---------    ---------
Net interest income                                           2,156        2,017
Provision for loan losses                                         0            8
                                                          ---------    ---------
Net interest income, after provision for loan losses          2,156        2,009
                                                          ---------    ---------

Other income:
  Customer service fees                                         165          155
  Gain on sales of securities available for sale, net             4           30
  Miscellaneous                                                  42           46
                                                          ---------    ---------
      Total other income                                        211          231
                                                          ---------    ---------

Operating expenses:
  Salaries and employee benefits                              1,038          934
  Occupancy and equipment                                       305          237
  Data processing                                               163          122
  Marketing and advertising                                      53           47
  Professional fees                                              65           77
  Other general and administrative                              347          376
                                                          ---------    ---------
      Total operating expenses                                1,971        1,793
                                                          ---------    ---------
Income before provision for income taxes                        396          447
Provision for income taxes                                      118          116
                                                          ---------    ---------
Net Income                                                $     278    $     331
                                                          =========    =========

Number of weighted average shares outstanding-Basic       1,527,688    1,542,700
Earnings per share - Basic                                $    0.18    $    0.21
Number of weighted average shares outstanding-Dilutive    1,547,905    1,558,404
Earnings per share-Dilutive                               $    0.18    $    0.21

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
         Consolidated Statements of Changes in Stockholders' Equity
                           (Dollars in thousands)


                                                                             Accumulated
                                                     Additional                  Other         Unearned       Unearned
                                            Common    Paid-in     Retained   Comprehensive   Compensation   Compensation
                                            Stock     Capital     Earnings   Income (Loss)        RRP           ESOP       Total
                                            ------   ----------   --------   -------------   ------------   ------------   -----

Balance at September 30, 2001                $16       $4,549     $22,013       $  724          $   0          $(390)      $26,912
                                                                                                                           -------

Comprehensive income:
  Net income                                   0            0         331            0              0              0           331
  Change in net unrealized gain (loss)
   on securities available for sale, net
   of reclassification adjustment and
   tax effects                                 0            0           0         (236)             0              0          (236)
                                                                                                                           -------
      Total comprehensive income                                                                                                95
Cash dividends declared ($.05 per share)       0            0         (79)           0              0              0           (79)
ESOP shares committed to be released           0            6           0            0              0              7            13
                                             ---       ------     -------       ------          -----          -----       -------
Balance at December 31, 2001                 $16       $4,555     $22,265       $  488          $   0          $(383)      $26,941
                                             ===       ======     =======       ======          =====          =====       =======

Balance at September 30, 2002                $16       $4,583     $22,676       $1,439          $(365)         $(360)      $27,989
                                                                                                                           -------

Comprehensive income:
  Net income                                   0            0         278            0              0              0           278
  Change in net unrealized gain (loss)
   on securities available for sale, net
   of reclassification adjustment and
   tax effects                                 0            0           0          111              0              0           111
                                                                                                                           -------
      Total comprehensive income                                                                                               389
                                                                                                                           -------
Cash dividends declared ($.05 per share)       0            0         (79)           0              0              0           (79)
ESOP shares committed to be released           0            9           0            0              0              6            15
Amortization of RRP stock                      0            0           0            0             19              0            19
                                             ---       ------     -------       ------          -----          -----       -------
Balance at December 31, 2002                 $16       $4,592     $22,875       $1,550          $(346)         $(354)      $28,333
                                             ===       ======     =======       ======          =====          =====       =======

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                           (dollars in thousands)


                                                          Three Months Ended
                                                             December 31,
                                                          ------------------
                                                            2002       2001
                                                            ----       ----

Cash flows from operating activities:
  Net income                                              $   278    $   331
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
    Provision for loan losses                                   0          8
    Net amortization on securities                             39          7
    Amortization of net deferred discounts                      0         (1)
    Depreciation expense                                      159        106
    Gains on sales and calls of securities, net                (4)       (30)
    Decrease (increase) in accrued interest receivable        (88)       120
    Deferred income tax benefit                               (49)       (80)
    ESOP shares committed to be released                       15         13
    Amortization of RRP Stock                                  19          0
    Increase in bank-owned life insurance                    (104)      (112)
    Other, net                                               (301)       353
                                                          -------    -------
      Net cash provided (used) by operating activities        (36)       715
                                                          -------    -------

Cash flows from investing activities:
  Activity in available for sale securities:
    Sales and calls                                         1,000      2,542
    Maturities                                                  0      3,600
    Purchases                                             (16,042)    (8,071)
    Principal Payments                                      2,453      1,458
    Loan (originations) principal payments, net             4,306     (1,182)
    Purchase of banking premises and equipment, net          (607)      (645)
                                                          -------    -------
      Net cash used by investing activities                (8,890)    (2,298)
                                                          -------    -------

Cash flows from financing activities:
  Net increase in deposits                                  7,088      3,455
  Net decrease in mortgagors escrow accounts                  (31)       (29)
  Dividends paid                                              (79)       (79)
                                                          -------    -------
      Net cash provided by financing activities             6,978      3,347
                                                          -------    -------

Net change in cash and cash equivalents                    (1,948)     1,764

Cash and cash equivalents at beginning of period           19,253     15,108
                                                          -------    -------

Cash and cash equivalents at end of period                $17,305    $16,872
                                                          =======    =======

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
            Notes to Unaudited Consolidated Financial Statements


      1)    Basis of Presentation and Consolidation.

      The unaudited consolidated interim financial statements of Westborough Financial Services, Inc. and Subsidiary (the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended September 30, 2002, included in the Annual Report on Form 10-KSB of the Company, the holding company for The Westborough Bank (the "Bank").

      The unaudited consolidated interim financial statements herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the consolidated interim financial statements reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements of the Company's 2002 annual report to stockholders.

      2)    Contingencies.

      At December 31, 2002, the Bank had loan commitments to borrowers of $9.4 million, commitments for home equity loans of $321 thousand, available home equity lines of credit of $10.2 million, unadvanced funds on commercial lines of credit, overdrafts and participation loans of $1.7 million, unadvanced funds on construction mortgages of $3.0 million and personal overdraft lines of credit of approximately $476 thousand. The Bank had no commitments to purchase or sell securities at December 31, 2002.

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

Item 2.  Management's Discussion and Analysis.

General

      The following discussion compares the financial condition of the Company and its wholly owned subsidiary, the Bank, at December 31, 2002 and September 30, 2002, and the results of operations for the three months ended December 31, 2002, compared to the same period in 2001. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes that are included within this report.

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

      The Bank's results of operations depend primarily on net interest income. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets and the interest it pays on its interest-bearing liabilities. Interest-earning assets primarily consist of mortgage loans, mortgage-backed securities and investment securities. Interest-bearing liabilities consist primarily of certificates of deposit, savings accounts and borrowings. The Bank's results of operations are also affected by its provision for loan losses, income from security transactions, other income and operating expenses. Operating expenses consist primarily of salaries and employee benefits, occupancy, data processing, marketing, professional fees and other general and administrative expenses. Other income consists mainly of service fees and charges, gains on sales of securities, income from bank-owned life insurance and fees from the sale of non-insured investment products.

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

Comparison of Financial Condition at December 31, 2002 and September 30, 2002

      Primarily as a result of deposit growth, the Company's total assets grew by $7.3 million, or 3.0%, to $248.6 million at December 31, 2002 from $241.3 million at September 30, 2002. The primary areas of change were from increases in securities available for sale of $12.7 million, offset, to a lesser extent, by a decline in loans of $4.3 million and a decline in cash and cash equivalents of $1.9 million. The decline in loans was the result of a large commercial real estate loan payoff and was also due to the general effects of the current low interest rate environment that encouraged residential loan payoffs and refinancing. While purchases of securities available for sale were $16 million for the three months ended December 31, 2002, loan originations, net of principal payments, declined by $4.3 million for the similar period. The Company's primary objective is to prudently increase its loan portfolio, primarily in residential and commercial loans. Asset quality remained strong, with non-performing assets as a percent of total assets of .06% at December 31, 2002 and September 30, 2002.

      Total deposits increased by $7.1 million, or 3.5%, to $209.2 million at December 31, 2002 from $202.1 million at September 30, 2002. Most of this increase was attributable to increases in non-time deposit accounts such as tiered-rate saving accounts and checking accounts. In the current low interest rate and cautious investment environment, deposit customers preferred to place their deposits in non-time deposit accounts with high liquidity and deposit insurance. In response to such deposit customer preference toward non-time deposit accounts, the Bank has increased the liquidity of its assets with higher levels of cash and cash equivalents.

      Total stockholders' equity increased by $344 thousand, or 1.2%, to $28.3 million at December 31, 2002 as compared to $28.0 million at September 30, 2002. This increase was primarily the result of net income of $278 thousand for the quarter ended December 31, 2002, an increase in accumulated other comprehensive income of $111 thousand, offset, to a lesser extent, by dividends paid to stockholders of $79 thousand. Also stockholders' equity increased due to ESOP shares committed to be released of $15 thousand and the amortization of 2001 Recognition and Retention Plan stock of $19 thousand.

Comparison of Operating Results for the Three Months Ended December 31, 2002 and 2001

      Net Income: The Company reported earnings per share (dilutive) for the quarter ended December 31, 2002 of $0.18 on net income of $278 thousand. For the quarter ended December 31, 2001, net income was $331 thousand, or $0.21 per share. The 16.0% decline in net income was primarily due to an increase in operating expenses and a decline in gains on the sale of securities, offset, to a lesser extent, by an increase in net interest income. Operating expenses increased primarily due to a higher level of salary and employee benefits, depreciation associated with the Bank's addition to its main office and additional costs associated with the Bank's conversion to a new data processing system. The Company's return on average assets for the quarter ended December 31, 2002 was .45% as compared to .58% for the quarter ended December 31, 2001.

      The following schedule of the Bank's net interest rate spread and net interest margin for the periods indicated will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:


                                            Three Months Ended
                                               December 31,
                                            ------------------     Increase
                                               2002     2001      (decrease)
                                               ----     ----      ----------

Interest-earning assets:
  Short-term investments (1)                  1.45%    1.85%        -0.40%
  Investment securities (2)                   5.20%    6.08%        -0.88%
  Loans (3)                                   6.73%    7.20%        -0.47%
      Total interest-earning assets           5.79%    6.56%        -0.77%

Interest-bearing liabilities:
  NOW accounts                                0.25%    0.50%        -0.25%
  Savings accounts (4)                        1.76%    2.40%        -0.64%
  Money market deposit accounts               1.62%    2.02%        -0.40%
  Certificate of deposit accounts             3.22%    4.67%        -1.45%
      Total interest-bearing deposits         2.11%    3.08%        -0.97%
  Borrowed funds                              6.61%    6.70%        -0.09%
      Total interest-bearing liabilities      2.33%    3.32%        -0.99%

Net interest rate spread (5)                  3.46%    3.24%         0.22%
Net interest margin (6)                       3.79%    3.76%         0.03%

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

      Interest and Dividend Income: The Bank's interest and dividend income declined by $219 thousand, or 6.2%, to $3.3 million for the quarter ended December 31, 2002 as compared to the quarter ended December 31, 2001. The decline was due to the combination of lower rates earned on average interest-earning assets offset, to a lesser extent, by an increase in the average volume of interest-earning assets. As a result of the substantial reductions in short-term rates by the Federal Open Market Committee, the Bank's average interest rate earned on all interest-earning assets declined. The average volume of interest-earning assets for the three-months ended December 31, 2002 increased to $227.8 million earning an average rate of 5.79% as compared to an average volume of $214.4 million earning an average rate of 6.56% for the three-months ending December 31, 2001. This increase in average volume of interest-earning assets was a primarily the result of positive cash flows from interest bearing and non-interest bearing deposits. These deposits, plus additional cash generated from loan prepayments, provided funds to be invested in investment securities and short-term investments. As noted above, this increase in volume was invested in assets with comparatively lower interest-earning rates. The average balance of investment securities for the three-months ended December 31, 2002 increased to $82.0 million, earning 5.20% as compared to an average balance of $65.3 million, earning 6.08% for the three-months ending December 31, 2001. The average balance of short-term investments for the three-months ended December 31, 2002 increased to $16.6 million earning 1.45% as compared to an average balance of $11.9 million earning 1.85% for the three-months ending December 31, 2001. In contrast, the average balance of loans for the three-months ended December 31, 2002 declined to $129.2 million earning 6.73% as compared to an average balance of $137.2 million earning 7.20% for the three-months ending December 31, 2001. During the most recent period, the Bank continued to experience a decline in the volume of new loans and an increase in commercial and residential loan payoffs and customer interest rate renegotiations. The decline in the interest rate earned on loans was, in large part, a result of the general decline in market-based interest rates offered on new loans granted during the period and also due to a decline in the rates of interest charged on variable-rate loans held in our portfolio which were subject to periodic adjustment or a re-negotiation of the current rate charged by the Bank.

      Interest Expense: Total interest expense declined by $358 thousand, or 23.9%, to $1.1 million for the three-months ended December 31, 2002, from $1.5 million for the three-months ended December 31, 2001. The decline in interest expense was mainly due to the Bank's constantly monitoring and actively reducing rates offered on various savings accounts to coincide with the general decline in competitive loan, investment and deposit interest rates. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and interest-bearing borrowings) increased to $196.0 million with a cost of 2.33% for the three-months ended December 31, 2002 as compared to $180.8 million with a cost of 3.32% for the three-months ending December 31, 2001. The average volume of interest-bearing deposits increased to $186.5 million with a cost of 2.11% for the three-months ending December 31, 2002 as compared to $168.8 million with a cost of 3.08% for three-months ending December 31, 2001. In response to the increased deposit flows and loan payoffs, some of these funds were used to pay down scheduled maturities of borrowings from the Federal Home Loan Bank of Boston. Accordingly, the average volume of interest-bearing borrowing declined to $9.5 million with a cost of 6.61% for the three-months ending December 31, 2002 as compared to $12.0 million with a cost of 6.70% for three-months ending December 31, 2001.

      Net Interest Income: The Bank's net interest income increased by $139 thousand for the quarter ended December 31, 2002, or 6.9%, to $2.2 million from $2.0 million for the quarter ending December 31, 2001. For the reasons noted above, the increase was attributed to the combination of an decrease in interest and dividend income of $219 thousand and a decline in interest expense of $358 thousand. The Bank's reduction in rates on deposit accounts exceeded the effect of lower yields on earning assets, which resulted in an expanded interest rate spread. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased by .22%, to 3.46% for the quarter ended December 31, 2002 as compared to 3.24% for the quarter ending December 31, 2001. In addition, the Bank's net interest margin, which represents net interest income as a percentage of average interest-earning assets, increased by .03% to 3.79% for the quarter ending December 31, 2002 as compared to 3.76% for the quarter ending December 31, 2001.

      Provision for Loan Losses: The Bank had no provision for loan losses for the quarter ended December 31, 2002 compared to $8 thousand for the quarter ended December 31, 2001. The provision for loan losses is a result of management's periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. The allowance for loan losses, in management's opinion, is at a level sufficient to cover losses in the Bank's loan portfolio at this time. As the Bank expands its commercial lending activities, management believes that growth in the provision for loan losses may be likely. Additionally, while the Bank has excellent loan quality with $157 thousand of non-performing loans representing .12% of loans and an allowance for loan losses of $929 thousand, the Bank recognizes that it is located in a market and geographic area that is considered in the high technology and financial services belt. The Bank's loan portfolio is representative of such demographics. Unemployment rates in Massachusetts and our area have increased and commercial property vacancy rates have also risen. Much uncertainty surrounds the length and depth of the current recession and other external factors, and, while Bank management believes that its current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of securities and income from bank-owned life insurance. Total other income declined by $20 thousand or 8.7% to $211 thousand for the quarter ended December 31, 2002, from $231 thousand for the comparative quarter ended December 31, 2001. The primary reason for the decline was a $26 thousand or 86.7% reduction in net gains on the sale of securities available for sale. For the quarter ended December 31, 2002, the Bank experienced a $1 million call of an agency security that resulted in a gain of $4 thousand. For the comparative quarter ended December 31, 2001, net gains on the sale of securities available for sale were $30 thousand. For the quarter ended December 31, 2001, the Bank sold a number of agency bonds, corporate bonds and common stocks for approximately $2.5 million. With regard to the Company's common stock holdings, our internal investment policy requires us to either write-down to market value, or sell, any common stock issue that has sustained a continuous decline in market value of 50% or more, for a continuous period of nine-months or more. Although management believes that it has established and maintained an adequate accounting policy as it relates to investment impairment, such judgments involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed with the Audit Committee and our Board of Directors. Lastly, customer service fees increased by $10 thousand, or 6.5% to $165 thousand for the quarter ended December 31, 2002 as compared to $155 thousand for the comparative quarter last year. The primary reason for the increase was an increase in income from the sale of non-deposit investment products such as mutual funds and annuities.

      Operating Expenses: For the quarter ended December 31, 2002, operating expenses increased by $178 thousand, or 9.9%, to $2.0 million from $1.8 million for the quarter ending December 31, 2001. The increase was primarily due to salary and benefit expenses associated with general salary adjustments for the current staff, plus additions to staff. At December 31, 2002, the level of full-time equivalent staff was 75 people as compared to 68 people at December 31, 2001. Additional staff have been added to support the Bank's efforts in individual retirement accounts, operations, accounting and customer service areas. Additionally, in accordance the Financial Accounting Standard (FAS) number 91, the Bank is able to defer salary costs associated with the closing of new residential, commercial and construction loans. Based upon internal cost estimates, the deferral of salary expense ranges from $495 for a residential loan to $1,038 for commercial and construction loans. Thus, when a new loan is processed, salary expense is reduced by anywhere from $495 to $1,038. These deferred costs are considered yield adjustments, and are subsequently charged to interest income over the life of each loan. As previously noted, during the most recent quarter ended December 31, 2002, the Bank's volume of new loans declined as compared to the previous quarter ended December 31, 2001. Accordingly, this recent decline in new loan volume results in higher levels of salary expenses for the quarter ended December 31, 2002 as compared to the relatively higher loan volume levels for the quarter ended December 31, 2001.

      Occupancy and equipment expenses increased by $68 thousand, or 28.7%, to $305 thousand for the quarter ended December 31, 2002 as compared to $237 thousand for quarter ended December 31, 2001. The Company moved into its addition to the main office in early 2002 and, as a result, depreciation, maintenance, equipment, utility and related costs increased from the previous year. Data processing expenses increased by $41 thousand, or 33.6%, to $163 thousand for the quarter ended December 31, 2002 as compared to $122 thousand for the quarter ended December 31, 2001 as a result of the Company's conversion to a new data processing system in March 2002. Marketing expenses increased by $6 thousand or 12.8%, to $53 thousand for the quarter ended December 31, 2002 due primarily to increased promotion expenses relating to non-deposit investment products. Professional expenses decreased by $12 thousand or 15.6%, to $65 thousand for the quarter ended December 31, 2002 due primarily to a decline in legal expenses. Other general and administrative expenses decreased by $29 thousand or 7.7%, to $347 thousand for the quarter ended December 31, 2002 due primarily to a decline in consulting expenses and net teller losses.

      Income Taxes. The provision for income taxes increased by $2 thousand to $118 thousand for the quarter ended December 31, 2002 as compared to $116 thousand for the quarter ended December 31, 2001, resulting in an effective tax rate of 29.8% and 26.0% for the quarter ended December 31, 2002 and 2001, respectively. The Bank utilizes a security investment subsidiary to substantially reduce state income taxes and receives the benefit of a dividends received deduction on common stock held. Additionally, the Bank receives favorable tax treatment from the increase in the cash surrender value of Bank-owned life insurance.


Liquidity and Capital Resources

      The term "liquidity" refers to the Bank's ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. The Bank's primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by the Bank's operations. The Bank also borrows money from time to time from the Federal Home Loan Bank of Boston as part of its management of interest rate risk. At December 31, 2002, the Bank had $9.5 million in outstanding borrowings.

      Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. As noted in previous sections of this report, during the most current low interest rate environment, the Bank continued to experience an increase in commercial and residential loan payoffs and customer interest rate renegotiations.

      The Bank's primary investing activities are the origination of one-to four-family real estate and other loans and the purchase of securities. During the three months ended December 31, 2002, the Bank originated loans of $17.5 million and experienced principal repayments of loans of $21.8 million. The Bank purchased securities of $16.0 million. Sales and calls on investments provided $1.0 million and principal payments on mortgage-backed securities provided an additional $2.5 million. There were no maturity of securities for the quarter ended December 31, 2002. The investment in banking premises and equipment utilized $607 thousand. These investing activities were financed primarily by a net increase in deposits of $7.1 million. Net cash and cash equivalents decreased by $1.9 million during the three months ended December 31, 2002.

      Total deposits increased $7.1 million, during the three months ended December 31, 2002. The level of interest rates, interest rates and products offered by competitors and other factors affect deposit flows. Certificate of deposit accounts scheduled to mature within one year were $37.1 million at December 31, 2002. Based on the Bank's deposit retention experience and current pricing strategy, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund, the Federal Deposit Insurance Corporation and other available reports, which compare the Bank's liquidity with banks in its peer group. The Bank anticipates that it will have sufficient funds to meet its current funding commitments.

      In order to create a platform for the accomplishment of the Bank's goals, the Bank has made significant investments in its physical infrastructure and human and technological resources. In particular, the Bank completed the construction of an addition to its main office and is in the process of completing a renovation of the older portion of its main office. The total cost of this renovation is estimated to be approximately $310 thousand. The Bank also has been in the process of constructing a branch in Shrewsbury for the relocation of its current Maple Avenue branch office. When completed, the approximate costs for land will be $1.0 million, building will be $1.2 million and furniture and fixtures will be $300 thousand. The Bank expects to depreciate the building over 35 years and the furniture and equipment over 3-to-7 years, both utilizing the straight-line method of depreciation. Such investments have been and, in the future, may be necessary to insure that adequate resources are in place to offer increased products and services. As a result, for a period of time, the Bank expects operating expenses to increase and net income to be adversely impacted. The Bank believes, however, that its long-term profitability should improve as it realizes the benefits of diversified product lines and market share growth.

      At December 31, 2002, the Company's capital to assets ratio was 11.40% and it exceeded each of the applicable regulatory capital requirements. Further, it does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit.

Item 3.  Controls and Procedures.

      During the 90-day period prior to the filing date of this report, management, including the Company's President and Chief Executive Officer and Senior Vice President and Clerk, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the President and Chief Executive Officer and Senior Vice President and Clerk concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

            None.

Item 3.     Defaults upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

Item 5.     Other Information.

            The Company's Chief Executive Officer and Chief Financial Officer have furnished statements relating to its Form 10-QSB for the quarter ended December 31, 2002 pursuant to 18 U.S.C.
            section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibits 99.1 and 99.2.

Item 6.     Exhibits and Reports on Form 8-K.

(a) Exhibit 99.1: Statement furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 99.2: Statement furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Westborough Financial Services, Inc.

Date:  February 14, 2002          By: /s/ Joseph F. MacDonough
                                      -------------------------------------
                                      President and Chief Executive Officer

Date:  February 14, 2002          By: /s/ John L. Casagrande
                                      -------------------------------------
                                      Senior Vice-President, Treasurer
                                       and Clerk

                               CERTIFICATIONS

      I, Joseph F. MacDonough, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Westborough Financial Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003           /s/ Joseph F. MacDonough
                                  -----------------------------------------
                                  Joseph F. MacDonough
                                  President and Chief Executive Officer

      I, John L. Casagrande, certify that

1. I have reviewed this quarterly report on Form 10-QSB of Westborough Financial Services, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003           /s/ John L. Casagrande
                                  -----------------------------------------
                                  John L. Casagrande
                                  Senior Vice President and Clerk