Form 10QSB
period 2003-03-31
WESTBOROUGH FINANCIAL SERVICES INC
filed 2003-05-15
CIK 1087843

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

 X            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
---                    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003

                                      OR

             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---                    SECURITIES EXCHANGE ACT OF 1934

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
              (Issuer's telephone number, including area code)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                            Outstanding as of May 6, 2003
            -----                            -----------------------------

Common Stock, par value $0.01                          1,581,574

Transitional Small Business Disclosure Format (check one):

YES         NO    X
     -----      -----

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

                    WESTBOROUGH FINANCIAL SERVICES, INC.
                               AND SUBSIDIARY
                                 (unaudited)

INDEX

PART I.  FINANCIAL INFORMATION                                            1
Item 1.  Financial Statements                                             1
         Consolidated Balance Sheets                                      1
         Consolidated Statements of Income                                2
         Consolidated Statements of Changes in Stockholders' Equity       3
         Consolidated Statements of Cash Flows                            4
         Notes to Unaudited Consolidated Financial Statements             5
Item 2.  Management's Discussion and Analysis                             7

Item 3.  Controls and Procedures                                         17

PART II. OTHER INFORMATION                                               18
Item 1.  Legal Proceedings                                               18
Item 2.  Changes in Securities and Use of Proceeds                       18
Item 3.  Defaults upon Senior Securities                                 18
Item 4.  Submission of Matters to a Vote of Security Holders             18
Item 5.  Other Information                                               18
Item 6.  Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                              20

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

             Westborough Financial Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                           (Dollars in thousands)


                                                     March 31,    September 30,
                                                        2003           2002
                                                     ---------    -------------
                                                             (unaudited)

                      ASSETS
Cash and due from banks                              $  4,403       $  5,295
Federal funds sold                                     11,258         11,136
Short-term investments                                  2,118          2,822
      Total cash and cash equivalents                  17,779         19,253

Securities available for sale                          87,239         75,638
Federal Home Loan Bank stock, at cost                   1,250          1,250
Loans, net                                            132,055        132,880
Banking premises and equipment, net                     6,423          5,524
Accrued interest receivable                             1,292          1,341
Deferred income taxes                                     145             22
Bank owned life insurance                               4,278          4,122
Due from broker                                           404              0
Other assets                                            1,641          1,243
                                                     --------       --------
      Total assets                                   $252,506       $241,273
                                                     ========       ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                             $212,686       $202,063
Federal Home Loan Bank advances                         9,500          9,500
Mortgagors' escrow accounts                               164            198
Accrued expenses and other liabilities                  1,808          1,523
                                                     --------       --------
      Total liabilities                               224,158        213,284
                                                     --------       --------

Commitments and Contingencies

Preferred stock, $.01 par value, 1,000,000 shares
 authorized, none outstanding                               0              0
Common stock, $.01 par value, 5,000,000 shares
 authorized, 1,581,574 issued and outstanding              16             16
Additional paid-in capital                              4,602          4,583
Retained earnings                                      22,975         22,676
Accumulated other comprehensive income                  1,429          1,439
Unearned compensation-RRP (22,139 shares)                (327)          (365)
Unearned compensation-ESOP (34,622 and 36,096
 shares, respectively)                                   (347)          (360)
                                                     --------       --------
Total stockholders' equity                             28,348         27,989
                                                     --------       --------
Total liabilities and stockholders' equity           $252,506       $241,273
                                                     ========       ========

See accompanying notes to unaudited consolidated financial statements

             Westborough Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Income
                (Dollars in thousands, except per share data)


                                                                  Three Months Ended         Six Months Ended
                                                                       March 31,                 March 31,
                                                                ----------------------    ----------------------
                                                                   2003         2002         2003         2002
                                                                   ----         ----         ----         ----
                                                                     (unaudited)                (unaudited)

Interest and dividend income:
  Interest and fees on loans                                    $   1,993    $   2,400    $   4,095    $   4,869
  Interest and dividends on securities                              1,036        1,048        2,101        2,041
  Interest on federal funds sold                                       24           28           59           69
  Interest on short term investments                                    6           25           31           39
                                                                ---------    ---------    ---------    ---------
      Total interest and dividend income                            3,059        3,501        6,286        7,018
                                                                ---------    ---------    ---------    ---------

Interest expense:
  Interest on deposits                                                850        1,114        1,835        2,413
  Interest on borrowings                                              154          197          311          398
                                                                ---------    ---------    ---------    ---------
      Total interest expense                                        1,004        1,311        2,146        2,811
                                                                ---------    ---------    ---------    ---------
Net interest income                                                 2,055        2,190        4,140        4,207
Provision for loan losses                                               0            0            0            8
                                                                ---------    ---------    ---------    ---------
Net interest income, after provision for loan losses                2,055        2,190        4,140        4,199
                                                                ---------    ---------    ---------    ---------

Other income:
  Customer service fees                                               114          108          279          264
  Gain (loss) on sales of securities available for sale, net           (7)         (26)          (3)           4
  Gain on sales of mortgages                                            5            5            5            5
  Miscellaneous                                                        43           44           85           89
                                                                ---------    ---------    ---------    ---------
      Total other income                                              155          131          366          362
                                                                ---------    ---------    ---------    ---------

Operating expenses:
  Salaries and employee benefits                                      994          969        1,961        1,903
  Occupancy and equipment                                             322          266          627          503
  Data processing expenses                                            147          148          310          270
  Marketing and advertising                                            33           51           86           98
  Professional fees                                                    84           77          149          154
  Other general and administrative                                    333          323          680          699
                                                                ---------    ---------    ---------    ---------
      Total operating expenses                                      1,913        1,834        3,813        3,627
                                                                ---------    ---------    ---------    ---------
Income before provision for income taxes                              297          487          693          934
Provision for income taxes                                            118          109          236          225
                                                                ---------    ---------    ---------    ---------
Net income                                                      $     179    $     378    $     457    $     709
                                                                =========    =========    =========    =========

Number of weighted average shares outstanding-Basic             1,528,424    1,541,970    1,527,951    1,542,544
Earnings per share-Basic                                        $    0.12    $    0.25    $    0.30    $    0.46
Number of weighted average shares outstanding-Dilutive          1,549,370    1,560,287    1,548,519    1,559,615
Earnings per share-Dilutive                                     $    0.12    $    0.24    $    0.30    $    0.45

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
         Consolidated Statements of Changes in Stockholders' Equity
                           (Dollars in thousands)


                                                                             Accumulated
                                                    Additional                  Other          Unearned        Unearned
                                           Common    Paid-in     Retained   Comprehensive   Compensation-   Compensation-
                                           Stock     Capital     Earnings   Income (Loss)        RRP             ESOP       Total
                                           ------   ----------   --------   -------------   -------------   -------------   -----
    (Unaudited)

Balance at September 30, 2001                $16      $4,549     $22,013       $  724           $   0           $(390)     $26,912
                                                                                                                           -------
Comprehensive income:
  Net income                                   0           0         709            0               0               0          709
  Change in net unrealized gain on
   securities available for sale, net
   of reclassification adjustment and
   tax effects                                 0           0           0         (662)              0               0         (662)
                                                                                                                           -------
      Total comprehensive income                                                                                                47
                                                                                                                           -------
Cash dividends declared and paid
 ($.10 per share)                              0           0        (158)           0               0               0         (158)
ESOP shares released and committed
 to be released                                0          13           0            0               0              15           28
Purchase of RRP shares (9,000 shares)          0           0           0            0            (184)              0         (184)
Amortization of RRP stock                      0           0           0            0              34               0           34
Issuance of common stock under stock
 option plan, net of income tax benefits       0           3           0            0               0               0            3
                                             ---      ------     -------       ------           -----           -----      -------
Balance at March 31, 2002                    $16      $4,565     $22,564       $   62           $(150)          $(375)     $26,682
                                             ===      ======     =======       ======           =====           =====      =======

Balance at September 30, 2002                $16      $4,583     $22,676       $1,439           $(365)          $(360)     $27,989
                                                                                                                           -------
Comprehensive income:
  Net income                                   0           0         457            0               0               0          457
  Change in net unrealized gain on
   securities available for sale, net
   of reclassification adjustment and
   tax effects                                 0           0           0          (10)              0               0          (10)
                                                                                                                           -------
      Total comprehensive income                                                                                               447
                                                                                                                           -------
Cash dividends declared and paid
 ($.10 per share)                              0           0        (158)           0               0               0         (158)
ESOP shares released and committed
 to be released                                0          19           0            0               0              13           32
Amortization of RRP stock                      0           0           0            0              38               0           38
                                             ---      ------     -------       ------           -----           -----      -------
Balance at March 31, 2003                    $16      $4,602     $22,975       $1,429           $(327)          $(347)     $28,348
                                             ===      ======     =======       ======           =====           =====      =======

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                           (dollars in thousands)


                                                                          Six Months Ended
                                                                  --------------------------------
                                                                  March 31, 2003    March 31, 2002
                                                                  --------------    --------------
                                                                             (unaudited)

Cash flows from operating activities:
  Net income                                                         $   457           $   709
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                                              0                 8
    Net amortization on securities                                        98                26
    Amortization of net deferred loan costs and discounts                (26)              (24)
    Depreciation expense                                                 318               221
    (Gain) Loss on sales of securities available for sale, net             3                (4)
    Gain on sales of mortgages                                            (5)               (5)
    Decrease (increase) in accrued interest receivable                    49               (79)
    Deferred income tax benefit                                         (105)              (96)
    ESOP shares released and committed to be released                     32                28
    Amortization of RRP Stock                                             38                34
    Increase in bank-owned life insurance                               (156)             (299)
    Other, net                                                          (517)              142
                                                                     -------           -------
      Net cash provided by operating activities                          186               661
                                                                     -------           -------

Cash flows from investing activities:
  Activity in available for sale securities:
    Sales and calls                                                    2,007             2,616
    Maturities                                                         1,495             4,132
    Purchases                                                        (21,101)          (13,191)
    Principal payments                                                 5,869             4,082
    Purchase of Federal Home Loan Bank stock                               0              (150)
    Loan (originations) principal payments, net                          856              (676)
    Purchase of banking premises and equipment                        (1,217)           (1,418)
                                                                     -------           -------
      Net cash used by investing activities                          (12,091)           (4,605)
                                                                     -------           -------

Cash flows from financing activities:
  Net increase in deposits                                            10,623             6,070
  Net decrease in mortgagors escrow accounts                             (34)              (37)
  Purchase of RRP Stock                                                    0              (184)
  Issuance of common stock under stock option plan,
   net of income tax benefits                                              0                 3
  Dividends paid                                                        (158)             (158)
                                                                     -------           -------
      Net cash provided by financing activities                       10,431             5,694
                                                                     -------           -------

Net change in cash and cash equivalents                               (1,474)            1,750

Cash and cash equivalents at beginning of period                      19,253            15,108
                                                                     -------           -------

Cash and cash equivalents at end of period                           $17,779           $16,858
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

      2)    Contingencies.

      At March 31, 2003, the Bank had loan commitments to borrowers of $12.4 million, commitments for home equity loans of $1.3 million, available home equity lines of credit of $11.5 million, unadvanced funds on commercial lines of credit, overdrafts and participation loans of $1.8 million, unadvanced funds on construction mortgages of $3.6 million and personal overdraft lines of credit of approximately $470 thousand. At March 31, 2003, the Company recorded a $404 thousand due from broker, which represents the proceeds of a sale of preferred stock that settled on April 2, 2003.

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

      On January 25, 2001, the Company's stockholders approved the Westborough Financial Services, Inc. 2001 Stock Option Plan (the "Stock Option Plan"). Under the Stock Option Plan, the Company may grant options to its directors, officers and employees for up to 55,348 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Stock Option Plan. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Options generally vest over a five-year period.

      The Company applies APB Opinion 25 and related Interpretations in accounting for the Stock

Option Plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income and earning per share would have been adjusted to the pro forma amounts indicated below:


                                             Three Months Ended    Six Months Ended
                                                  March 31,            March 31,
                                             ------------------    ----------------
                                               2003      2002        2003     2002
                                               ----      ----        ----     ----

Net income                    As reported      $179     $ 378       $ 457    $ 709
                              Pro forma        $174     $ 373       $ 446    $ 698

Basic earnings per share      As reported      $0.12    $0.25       $0.30    $0.46
                              Pro forma        $0.11    $0.24       $0.29    $0.45

Diluted earnings per share    As reported      $0.12    $0.24       $0.30    $0.45
                              Pro forma        $0.11    $0.24       $0.29    $0.45

Item 2.  Management's Discussion and Analysis.

General

      The following discussion compares the financial condition of the Company and its wholly-owned subsidiary, the Bank, at March 31, 2003 and September 30, 2002, and the results of operations for the three and six month periods ended March 31, 2003, compared to the same period in 2002. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes that are included within this report.

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

      The Bank's results of operations depend primarily on net interest income. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets and the interest it pays on its interest-bearing liabilities. Interest-earning assets primarily consist of mortgage loans, mortgage-backed securities and investment securities. Interest-bearing liabilities consist primarily of certificates of deposit, savings accounts and borrowings. The Bank's results of operations are also affected by its provision for loan losses, income from security transactions, other income and operating expenses. Operating expenses consist primarily of salaries and employee benefits, occupancy, data processing, marketing, professional fees and other general and administrative expenses. Other income consists mainly of service fees and charges, income from bank-owned life insurance and fees from the sale of non-insured investment products.

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

Comparison of Financial Condition at March 31, 2003 and September 30, 2002

      As a result of continued growth in deposits, the Company's total assets increased by $11.2 million, or 4.7%, to $252.5 million at March 31, 2003 from $241.3 million at September 30, 2002. Securities available for sale increased by $11.6 million or 15.3%, to $87.2 million, at March 31, 2003 as compared to $75.6 million at September 30, 2002. Loans declined slightly to $132.1 million at March 31, 2003 from $132.9 million at September 30, 2002. Mainly as a result of the Bank's construction of a new branch office in the town of Shrewsbury and renovations made to its existing loan servicing area, building premises and equipment increased by $899 thousand to $6.4 million at March 31, 2003. Due from broker of $404 thousand at March 31, 2003 represents proceeds due to the Bank for its sale of preferred stock entered into prior to the close of the quarter. The Bank received the proceeds in the month of April.

      Total deposits increased by $10.6 million, or 5.3%, to $212.7 million at March 31, 2003 from $202.1 million at September 30, 2002. Most of this increase was attributable to increases in variable-rate tiered accounts and regular savings accounts. In the current low interest rate environment, deposit customers preferred to place their deposits in accounts with higher liquidity. Non-performing loans increased to $659 thousand at March 31, 2003 as compared to $140 thousand at September 30, 2002 primarily as a result of the addition of one commercial loan delinquency.

      Total stockholders' equity increased by $359 thousand, to $28.3 million at March 31, 2003 from $28.0 million at September 30, 2002 primarily as a result of current period net income.

Comparison of Operating Results for the Three Months Ended March 31, 2003
and 2002

      Net Income: The Company reported earnings per share (dilutive) for the quarter ended March 31, 2003 of $0.12 on net income of $179 thousand. For the current quarter ended March 31, 2003, net income decreased by $199 thousand, or 52.7%, as compared to $378 thousand, or $0.24 per share (dilutive), for the previous quarter ended March 31, 2002. The decreased net income was primarily due to a decline in net interest income and an increase in operating expenses, offset, to a lesser extent, by an increase in other income. The rate of interest earned on the Company's short-term investments, investment securities and loans declined and reflects the general decline in interest rates and an increase in the number of loan customers refinancing or renegotiating their loans to lower rates. The level of operating expenses increased by 4.3%, or $79 thousand and mainly reflects an increase in occupancy and equipment expenses associated with building and equipment depreciation for the Company's operations center, as well as an increase in snow removal and security-related expenses. Salary and employee benefits expenses increased by 2.6%, or $25 thousand, due primarily to increases in employee retirement expenses associated with the Company's defined benefit plan and also due to increases in health insurance. The Company's return on average assets was .29% for the three-month period ended March 31, 2003 as compared to .66% for the three-month period ended March 31, 2002.

      Detail of the Bank's net interest rate spread and net interest margin for the periods indicated are as follows and such detail will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:


                                            For Three Months Ended
                                                   March 31,
                                            ----------------------    Increase
                                                 2003     2002        (decrease)
                                                 ----     ----        ----------

Interest-earning assets:
  Short-term investments (1)                    0.98%    1.87%          -0.89%
  Investment securities (2)                     4.64%    6.30%          -1.66%
  Loans (3)                                     6.11%    7.03%          -0.92%
      Total interest-earning assets             5.27%    6.53%          -1.26%

Interest-bearing liabilities:
  NOW accounts                                  0.16%    0.50%          -0.34%
  Savings accounts (4)                          1.43%    2.15%          -0.72%
  Money market deposit accounts                 1.26%    1.94%          -0.68%
  Certificate of deposit accounts               2.93%    3.83%          -0.90%
      Total interest-bearing deposits           1.80%    2.62%          -0.82%
  Borrowed funds                                6.48%    6.57%          -0.09%
      Total interest-bearing liabilities        2.02%    2.88%          -0.86%

Net interest rate spread (5)                    3.25%    3.65%          -0.40%
Net interest margin (6)                         3.54%    4.09%          -0.55%

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

      Interest and Dividend Income: The Bank's interest and dividend income declined by $442 thousand, or 12.6%, to $3.1 million for the quarter ended March 31, 2003 as compared to $3.5 million for the quarter ended March 31, 2002. The decline was due to the combination of lower rates earned on average interest-earning assets offset, to a lesser extent, by an increase in the average volume of interest-earning assets. As a result of the substantial reductions in short-term rates by the Federal Open Market Committee, the Bank's average interest rate earned on all interest-earning assets declined in the recent quarter. The average volume of interest-earning assets for the three-months ended March 31, 2003 increased to $232.2 million earning an average rate of 5.27% as compared to an average volume of $214.4 million earning an average rate of 6.53% for the three-months ending March 31, 2002. This increase in average volume of interest-earning assets was a primarily the result of positive cash flows from interest bearing and non-interest bearing deposits. These deposits, plus additional cash generated from loan prepayments, provided funds to be invested in investment securities and short-term investments. As noted above, this increase in volume was invested in assets with comparatively lower interest-earning rates. The average balance of investment securities for the three-months ended March 31, 2003 increased to $89.3 million, earning 4.64% as compared to an average balance of $66.6 million, earning 6.30% for the three-months ending March 31, 2002. The average balance of short-term investments for the three-months ended March 31, 2003 increased to $12.3 million earning 0.98% as compared to an average balance of $11.3 million earning 1.87% for the three-months ending March 31, 2002. In contrast, the average balance of loans for the three-months ended March 31, 2003 declined to $130.6 million earning 6.11% as compared to an average balance of $136.5 million earning 7.03% for the three-months ending March 31, 2002. During the most recent period, the Bank continued to experience a decline in the volume of new loans and an increase in commercial and residential loan payoffs and customer interest rate renegotiations. The decline in the interest rate earned on loans was, in large part, a result of the general decline in market-based interest rates offered on new loans granted during the period and also due to a decline in the rates of interest charged on variable-rate loans held in our portfolio which were subject to periodic adjustment or a renegotiation of the current rate charged by the Bank.

      Interest Expense: Total interest expense declined by $307 thousand, or 23.4%, to $1.0 million for the three-months ended March 31, 2003, from $1.3 million for the three-months ended March 31, 2002. The decline in interest expense was mainly due to the Bank's constantly monitoring and actively reducing rates offered on various savings accounts to coincide with the general decline in competitive loan, investment and deposit interest rates. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and interest-bearing borrowings) increased to $198.7 million with a cost of 2.02% for the three-months ended March 31, 2003 as compared to $181.9 million with a cost of 2.88% for the three-months ending March 31, 2002. The average volume of interest-bearing deposits increased to $189.2 million with a cost of 1.80% for the three-months ending March 31, 2003 as compared to $169.9 million with a cost of 2.62% for three-months ending March 31, 2002. Some of the funds from increased deposit flows and loan payoffs were used to pay down scheduled maturities of borrowings from the Federal Home Loan Bank of Boston. Accordingly, the average volume of interest-bearing borrowing declined to $9.5 million with a cost of 6.48% for the three-months ending March 31, 2003 as compared to $12.0 million with a cost of 6.57% for three-months ending March 31, 2002.

      Net Interest Income: The Bank's net interest income declined by $135 thousand for the quarter ended March 31, 2003, or 6.2%, to $2.1 million from $2.2 million for the quarter ending March 31, 2002. For the reasons noted above, the decline was attributed to the combination of a decrease in interest and dividend income of $442 thousand and a decline in interest expense of $307 thousand. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, declined by .40%, to 3.25% for the quarter ended March 31, 2003 as compared to 3.65% for the quarter ending March 31, 2002. In addition, the Bank's net interest margin, which represents net interest income as a percentage of average interest-earning assets, declined by .55% to 3.54% for the quarter ending March 31, 2003 as compared to 4.09% for the quarter ending March 31, 2002.

      Provision for Loan Losses: The Bank had no provision for loan losses for each of the quarters ended March 31, 2003 and March 31, 2002. The provision for loan losses is a result of management's periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. The allowance for loan losses, in management's opinion, is at a level sufficient to cover losses in the Bank's loan portfolio at this time. As the Bank expands its commercial lending activities, management believes that growth in the provision for loan losses may be likely. Additionally, while the Bank believes it has excellent loan quality, the Bank recognizes that it is located in a market and geographic area that is considered in the high technology and financial services belt. The Bank's loan portfolio is representative of such demographics. Unemployment rates in Massachusetts and our area have increased and commercial property vacancy rates have also risen. Much uncertainty surrounds the length and depth of the current recession and other external factors, and, while Bank management believes that its current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of securities and income from bank-owned life insurance. Total other income increased by $24 thousand or 18.3% to $155 thousand for the quarter ended March 31, 2003, from $131 thousand for the comparative quarter ended March 31, 2002. The primary reason for the increase was a $19 thousand reduction in net losses on the sale of securities available for sale. For the quarter ended March 31, 2003, the Bank sold, at a pre-tax gain of $19 thousand, a $500 thousand bond. It also sold, at a pre-tax loss of $26 thousand, a $500 thousand preferred stock. With regard to the Company's common stock holdings, our internal investment policy requires us to either write-down to market value, or sell, any common stock issue that has sustained a continuous decline in market value of 50% or more, for a continuous period of nine-months or more. Although management believes that it has established and maintained an adequate accounting policy as it relates to investment impairment, such judgments involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed with the Audit Committee and our Board of Directors. Lastly, customer service fees increased by $6 thousand, or 5.6% to $114 thousand for the quarter ended March 31, 2003 as compared to $108 thousand for the comparative quarter last year. The primary reason for the increase was an increase in income from the sale of non-deposit investment products such as mutual funds and annuities.

      Operating Expenses: The level of operating expenses increased by 4.3%, or $79 thousand and mainly reflects an increase in occupancy and equipment expenses associated with building and equipment depreciation for the Company's operations center, as well as an increase in snow removal and security-related expenses. Salary and employee benefits expenses increased by 2.6%, or $25 thousand, due primarily to increases in employee retirement expenses associated with the Company's defined benefit plan and also due to increases in health insurance expenses. Marketing and advertising expenses declined by $18 thousand or 35.3%, to $33 thousand for the quarter ended March 31, 2003 due primarily to the timing of advertising placement. Professional expenses increased by $7 thousand or 9.1%, to $84 thousand for the quarter ended March 31, 2003 due primarily to an increase in legal and internal audit expenses. Other general and administrative expenses increased by $10 thousand or 3.1%, to $333 thousand for the quarter ended March 31, 2003 due primarily to expenses related to a recent periodic Massachusetts Division of Banks' examination.

      Income Taxes. The provision for income taxes increased by $9 thousand to $118 thousand for the quarter ended March 31, 2003 as compared to $109 thousand for the quarter ended March 31, 2002, resulting in an effective tax rate of 39.7% and 22.4% for the quarter ended March 31, 2003 and 2002, respectively. The Bank utilizes security investment subsidiaries and receives the benefit of a dividends received deduction on common stock held. Additionally, the Bank receives favorable tax treatment from the increase in the cash surrender value of bank owned life insurance. Depending upon the timing and magnitude of such income items, changes in the Company's effective tax rate can vary from period to period. The increase in the tax provision over last year is primarily due to a decrease in the amount of dividend income eligible for the federal dividends received deduction.

Comparison of Operating Results for the Six-months ended March 31, 2003 and
2002

      Net Income: The Company reported earning per share (dilutive) for the current six-month period ended March 31, 2003 of $0.30 on net income of $457 thousand. For the six-month period ended March 31, 2003, net income declined by $252 thousand, or 35.5%, as compared to $709 thousand, or $0.45 per share (dilutive) for the previous six-month period ended March 31, 2002. The Company's return on average assets was .37% for the six-month period ended March 31, 2003 as compared to .62% for the six-month period ended March 31, 2002. The decrease in net income was due to a combination of factors, primarily due to an increase in operating expenses of $186 thousand and a decline in net interest income of $67 thousand. The level of operating expenses mainly reflects an increase in occupancy and equipment expenses associated with building and equipment depreciation for the Company's operations center, as well as an increase in snow removal and security-related expenses. Salary and employee benefits expenses increased by 3.1%, or $58 thousand, due primarily to increases in employee retirement expenses associated with the Company's defined benefit plan and increases in health insurance expenses.

      Detail of the Bank's net interest rate spread and net interest margin for the periods indicated are as follows and such detail will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:


                                            For Six Months Ended
                                                   March 31,
                                            --------------------    Increase
                                               2003     2002      (decrease)
                                               ----     ----      ----------

Interest-earning assets:
  Short-term investments (1)                  1.25%    1.86%        -0.61%
  Investment securities (2)                   4.91%    6.19%        -1.28%
  Loans (3)                                   6.31%    7.12%        -0.81%
      Total interest-earning assets           5.47%    6.55%        -1.08%

Interest-bearing liabilities:
  NOW accounts                                0.20%    0.50%        -0.30%
  Savings accounts (4)                        1.59%    2.28%        -0.69%
  Money market deposit accounts               1.44%    1.98%        -0.54%
  Certificate of deposit accounts             3.07%    4.25%        -1.18%
      Total interest-bearing deposits         1.95%    2.85%        -0.90%
  Borrowed funds                              6.55%    6.63%        -0.08%
      Total interest-bearing liabilities      2.18%    3.10%        -0.92%

Net interest rate spread (5)                  3.29%    3.45%        -0.16%
Net interest margin (6)                       3.60%    3.92%        -0.32%

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

      Interest and Dividend Income: Interest and dividend income declined by $732 thousand, or 10.4%, to $6.3 million for the six-months ended March 31, 2003 as compared to $7.0 million for the six-months ended March 31, 2002. The decrease was due mainly to a decline in the average rate earned on interest-earning assets. The average volume of interest-earning assets for the six-months ended March 31, 2003 was $230.0 million earning an average rate of 5.47% as compared to an average volume of $214.4 million earning an average rate of 6.55% for the six-months ending March 31, 2002. The Bank experienced a decline in average loan balances and average loan rates of interest. The average balance of loans for the six-months ended March 31, 2003 was $129.9 million earning 6.31% as compared to an average balance of $136.8 million earning 7.12% for the six-months ending March 31, 2002. The decline in the interest rate earned on loans was primarily the result of a general decline in market-based interest rates offered on new loans granted during the period and also due to a decline in the rates of interest charged on variable-rate loans held in our portfolio which were subject to periodic rate adjustment or a renegotiation of the current interest rate charged by the Bank. Reflecting additional cash flows primarily from deposit growth, the average balance of investment securities for the six-months ended March 31, 2003 increased to $85.7 million, earning 4.91% as compared to an average balance of $66.0 million, earning 6.19% for the six-months ending March 31, 2002. The average balance of short-term investments for the six-months ended March 31, 2003 was $14.4 million earning 1.25% as compared to an average balance of $11.6 million earning 1.86% for the six-months ending March 31, 2002.

      Interest Expense: Total interest expense declined by $665 thousand, or 23.7%, to $2.1 million for the six-months ended March 31, 2003, from $2.8 million for the six-months ending March 31, 2002. The decline in interest expense was mainly due to the Bank's response to the general decline in interest rates. Interest rates offered to new or existing savings and certificate of deposit account customers declined during the recent six-month period. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and interest-bearing borrowings) was $197.3 million with a cost of 2.18% for the six-months ended March 31, 2003 as compared to $181.3 million with a cost of 3.10% for the six-months ending March 31, 2002. The average volume of interest-bearing deposits was $187.8 million with a cost of 1.95% for the six-months ending March 31, 2003 as compared to $169.3 million with a cost of 2.85% for six-months ending March 31, 2002. As a result of the payment of scheduled maturities of borrowings from the Federal Home Loan Bank of Boston, the average volume of interest-bearing borrowing was $9.5 million with a cost of 6.55% for the six-months ending March 31, 2003 as compared to $12.0 million with a cost of 6.63% for six-months ending March 31, 2002.

      Net Interest Income: Net interest income declined by $67 thousand, or 1.6%, for the six-months ended March 31, 2003, to $4.1 million from $4.2 million for the six-months ending March 31, 2002. The decline was attributed to the decline in interest income of $732 thousand, offset, to a lesser extent, by a decline in interest expense of $655 thousand. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, declined by .16%, to 3.29%, for the six-months ended March 31, 2003 as compared to 3.45% for the six-months ending March 31, 2002. In addition, the Bank's net interest margin, which represents net interest income as a percentage of average interest-earning assets, declined by .32%, to 3.60%, for the six-months ending March 31, 2003 as compared to 3.92% for the six-months ending March 31, 2002.

      Provision for Loan Losses: The Bank had no provision for loan losses the six-months ended March 31, 2003 compared to $8 thousand for the six-months ended March 31, 2002. The provision for loan losses is a result of management's periodic analysis of risks inherent in its loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is the Bank's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. The allowance for loan losses, in management's opinion, is sufficient to cover losses in the Bank's loan portfolio at this time. As the Bank expands its commercial lending activities, management believes that growth in the provision for loan losses may be likely. Additionally, while the Bank believes it has excellent loan quality, the Bank recognizes that it is located in a market and geographic area that is considered in the high technology and financial services belt. The Bank's loan portfolio is representative of such demographics. Unemployment rates in Massachusetts and its area have increased and commercial property vacancy rates have also risen. While Bank management believes that its current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

      Other Income: Other income consists primarily of fee income for customer services and gains and losses from the sale of securities and income recognized from bank-owned life insurance. Total other income increased $4 thousand, or 1.1%, to $366 thousand, for the six-months ended March 31, 2003, as compared to $362 thousand for six-months ending March 31, 2002. Net gains on the sale of securities available for sale declined by $7 thousand for the six-months ended March 31, 2003 compared to the six-months ending March 31, 2002. Customer service fees increased by $15 thousand, or 5.7%, to $279 thousand, for the six-months ended March 31, 2003, from $264 thousand for the six-months ended March 31, 2002 primarily due to an increase in the volume of fees earned on the sale of non-insured investment products such as mutual funds and annuities.

      Operating Expenses: For the six-months ended March 31, 2003, operating expenses increased by $186 thousand, or 5.1%, to $3.8 million from $3.6 million for six-months ending March 31, 2002. The level of operating expenses mainly reflects a $124 thousand, or 24.7%, increase in occupancy and equipment expenses associated with building and equipment depreciation for the Company's operations center, as well as an increase in snow removal and security-related expenses. Salary and employee benefits expenses increased by 3.0%, or $58 thousand, due primarily to increases in employee retirement expenses associated with the Company's defined benefit plan and increases in health insurance expenses. Data processing expenses increased by $40 thousand, or 14.8%, due to costs associated with the Bank's conversion to a new data processing company.

      Income Taxes. The provision for income taxes increased by $11 thousand to $236 thousand for the six-months ended March 31, 2003 as compared to $225 thousand for the six-months ended March 31, 2002, resulting in an effective tax rate of 34.1% and 24.1% for the six-months ended March 31, 2003 and 2002, respectively. The Bank utilizes security investment subsidiaries and receives the benefit of a dividends received deduction on common stock held. Additionally, the Bank receives favorable tax treatment from the increase in the cash surrender value of bank owned life insurance. Depending upon the timing and magnitude of such income items, changes in the Company's effective tax rate can vary from period to period. The increase in the tax provision over last year is primarily due to a decrease in the amount of dividend income eligible for the federal dividends received deduction.

Liquidity and Capital Resources

      The term "liquidity" refers to the Bank's ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. The Bank's primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by the Bank's operations. The Bank also borrows money from time to time from the Federal Home Loan Bank of Boston as part of its management of interest rate risk. At March 31, 2003, the Bank had $9.5 million in outstanding borrowings.

      Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

      The Bank's primary investing activities are the origination of one-to four-family real estate and other loans and the purchase of securities. During the six-months ended March 31, 2003, the Bank originated loans of $41.6 million and experienced principal repayments of loans of $42.5 million. The Bank purchased securities of $21.1 million. Sales and calls on investments provided $2.0 million and principal payments on mortgage-backed securities provided an additional $5.9 million. There were $1.5 million of investment maturities for the six-month period ended March 31, 2003. The investment in banking premises and equipment utilized $1.2 million. These investing activities were financed primarily by a net increase in deposits of $10.6 million. Net cash and cash equivalents decreased by $1.5 million during the six-months ended March 31, 2003.

      Total deposits increased $10.6 million during the six-months ended March 31, 2003. The level of interest rates and products offered by competitors and other factors affect deposit flows. Certificate of deposit accounts scheduled to mature within one year were $49.1 million at March 31, 2003. Based on the Bank's deposit retention experience and current pricing strategy, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund, the Federal Deposit Insurance Corporation and other available reports, which compare the Bank's liquidity with banks in its peer group. The Bank anticipates that it will have sufficient funds to meet its current funding commitments.

      In order to create a platform for the accomplishment of the Bank's goals, the Bank has made significant investments in its physical infrastructure and human and technological resources. In particular, the Bank completed the construction of an addition to its main office and completed the renovation of the older portion of its main office. The Bank also has been in the process of constructing a branch in Shrewsbury for the relocation of its current Maple Avenue branch office and expects to open for business in May of this year. When completed, the approximate costs for land will be $1.0 million, building will be $1.2 million and furniture and fixtures will be $300 thousand. The Bank expects to depreciate the building over 35 years and the furniture and equipment over 3-to-7 years, both utilizing the straight-line method of depreciation. Such investments have been and, in the future, may be necessary to insure that adequate resources are in place to offer increased products and services. As a result, for a period of time, the Bank expects operating expenses to increase and net income to be adversely impacted. The Bank believes, however, that its long-term profitability should improve as it realizes the benefits of diversified product lines and market share growth.

      At March 31, 2003, the Company's capital to assets ratio was 11.23% and it exceeded each of the applicable regulatory capital requirements. Further, it does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit.

Item 3.  Controls and Procedures.

      During the 90-day period prior to the filing date of this report, management, including the Company's President and Chief Executive Officer and Senior Vice President, Treasurer and Clerk, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the President and Chief Executive Officer and Senior Vice President, Treasurer and Clerk concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Westborough Financial Services, Inc. (the "Company") held its annual meeting of shareholders on January 30, 2003 (the "Meeting"). All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

1. Election of five directors of the Company. The number of votes cast with respect to this matter was as follows:

      Nominee                       For       Withheld    Broker Non-Votes
      David E. Carlstrom         1,445,379     1,400             0
      John L. Casagrande         1,445,379     1,400             0
      William W. Cotting, Jr.    1,445,254     1,525             0
      Walter A. Kinell, Jr.      1,445,354     1,425             0
      Robert A. Klugman          1,445,354     1,425             0

2. Ratification of the appointment of Wolf & Company, P.C. as the Company's independent public accountants for the fiscal year ending September 30, 2003.

         For       Against    Abstain    Broker Non-Votes
      1,446,754       25         0              0

Item 5.  Other Information.

The Company's Chief Executive Officer and Chief Financial Officer have furnished statements relating to its Form 10-QSB for the quarter ended March 31, 2003 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibits 99.1 and 99.2.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit 99.1: Statement furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Exhibit 99.2: Statement furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on 8-K.

      On April 29, 2003, the registrant filed an 8-K Report regarding announced earnings for the second quarter of the 2003 fiscal year, under Item 12.

                                 SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Westborough Financial Services, Inc.

Date:  May 15, 2003               By: /s/ Joseph F. MacDonough
                                      -------------------------------------
                                      President and Chief Executive Officer

Date: May 15, 2003                By: /s/ John L. Casagrande
                                      -------------------------------------
                                      Senior Vice-President, Treasurer
                                      and Clerk

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                /s/ Joseph F. MacDonough
                                  -------------------------------------
                                  Joseph F. MacDonough
                                  President and Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                /s/ John L. Casagrande
                                  --------------------------------
                                  John L. Casagrande
                                  Senior Vice President, Treasurer
                                  and Clerk