Form 10QSB
period 2003-06-30
WESTBOROUGH FINANCIAL SERVICES INC
filed 2003-08-14
CIK 1087843

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

 X            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
---                    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2003

                                     OR

---           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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
              (Issuer's telephone number, including area code)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                    Outstanding as of August 6, 2003
              -----                    --------------------------------

  Common Stock, par value $0.01                    1,584,374

Transitional Small Business Disclosure Format (check one):
YES                 NO    X
     -----              -----

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

                    WESTBOROUGH FINANCIAL SERVICES, INC.
                               AND SUBSIDIARY
                                 (unaudited)

INDEX


PART I.   FINANCIAL INFORMATION                                              1

Item 1.   Financial Statements                                               1

          Consolidated Balance Sheets                                        1

          Consolidated Statements of Income                                  2

          Consolidated Statements of Changes in Stockholders' Equity         3

          Consolidated Statements of Cash Flows                              4

          Notes to Unaudited Consolidated Financial Statements               5

Item 2.   Management's Discussion and Analysis                               7

Item 3.   Controls and Procedures                                           18

PART II.  OTHER INFORMATION                                                 20

          Item 1.  Legal Proceedings                                        20
          Item 2.  Changes in Securities and Use of Proceeds                20
          Item 3.  Defaults upon Senior Securities                          20
          Item 4.  Submission of Matters to a Vote of Security Holders      20
          Item 5.  Other Information                                        20
          Item 6.  Exhibits and Reports on Form 8-K                         20

SIGNATURES                                                                  21

PART I.     FINANCIAL INFORMATION
            ---------------------

Item 1.     Financial Statements

             Westborough Financial Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                           (Dollars in thousands)


                                                                  June 30,    September 30,
                                                                    2003           2002
                                                                  --------    -------------
                                                                         (unaudited)

                             ASSETS
Cash and due from banks                                           $  3,851       $  5,295
Federal funds sold                                                   7,047         11,136
Short-term investments                                               3,586          2,822
                                                                  --------       --------
      Total cash and cash equivalents                               14,484         19,253

Securities available for sale                                       84,469         75,638
Federal Home Loan Bank stock, at cost                                1,250          1,250
Loans, net                                                         138,425        132,880
Banking premises and equipment, net                                  6,731          5,524
Accrued interest receivable                                          1,274          1,341
Deferred income taxes                                                  116             22
Bank owned life insurance                                            4,330          4,122
Other assets                                                         1,451          1,243
                                                                  --------       --------
      Total assets                                                $252,530       $241,273
                                                                  ========       ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                          $212,283       $202,063
Federal Home Loan Bank advances                                      9,500          9,500
Mortgagors' escrow accounts                                            159            198
Accrued expenses and other liabilities                               1,862          1,523
                                                                  --------       --------
      Total liabilities                                            223,804        213,284
                                                                  ========       ========

Commitments and Contingencies

Preferred stock, $.01 par value, 1,000,000 shares
 authorized, none outstanding                                            0              0
Common stock, $.01 par value, 5,000,000 shares
 authorized, 1,584,374 and 1,581,574 issued and
 outstanding, respectively                                              16             16
Additional paid-in capital                                           4,661          4,583
Retained earnings                                                    23,122        22,676
Accumulated other comprehensive income                                1,573         1,439
Unearned compensation-RRP (14,659 and 18,159 shares,
 respectively)                                                         (307)         (365)
Unearned compensation-ESOP (33,886 and 36,096 shares,
 respectively)                                                         (339)         (360)
                                                                   --------      --------
      Total stockholders' equity                                     28,726        27,989
                                                                   --------      --------
      Total liabilities and stockholders' equity                   $252,530      $241,273
                                                                   ========      ========

See accompanying notes to unaudited consolidated financial statements

Westborough Financial Services, Inc. and Subsidiary
Consolidated Statements of Income
(Dollars in thousands, except per share data)


                                                                   Three Months Ended           Nine Months Ended
                                                                        June 30,                    June 30,
                                                                ------------------------    ------------------------
                                                                   2003          2002          2003          2002
                                                                   ----          ----          ----          ----
                                                                       (unaudited)                 (unaudited)


Interest and dividend income:
  Interest and fees on loans                                    $    1,886    $    2,347    $    5,981    $    7,216
  Interest and dividends on securities                                 969           994         3,070         3,035
  Interest on federal funds sold                                        17            32            76           101
  Interest on short term investments                                     5            14            36            53
                                                                ----------    ----------    ----------    ----------
      Total interest and dividend income                             2,877         3,387         9,163        10,405
                                                                ----------    ----------    ----------    ----------

Interest expense:
  Interest on deposits                                                 757         1,068         2,592         3,481
  Interest on borrowings                                               156           199           467           597
                                                                ----------    ----------    ----------    ----------
      Total interest expense                                           913         1,267         3,059         4,078
                                                                ----------    ----------    ----------    ----------
Net interest income                                                  1,964         2,120         6,104         6,327
Provision for loan losses                                                0             0             0             8
                                                                ----------    ----------    ----------    ----------
Net interest income, after provision for loan losses                 1,964         2,120         6,104         6,319
                                                                ----------    ----------    ----------    ----------

Other income:
  Customer service fees                                                166            88           445           352
  Gain (loss) on sales of securities available for sale, net           132           (10)          129            (6)
  Gain on sales of mortgages                                            24             0            29             5
  Miscellaneous                                                         49            42           134           131
                                                                ----------    ----------    ----------    ----------
      Total other income                                               371           120           737           482
                                                                ----------    ----------    ----------    ----------

Operating expenses:
  Salaries and employee benefits                                     1,108         1,009         3,069         2,912
  Occupancy and equipment                                              318           285           945           788
  Data processing expenses                                             135           236           445           506
  Marketing and advertising                                             61            66           147           164
  Professional fees                                                     70            77           219           231
  Other general and administrative                                     316           318           996         1,017
                                                                ----------    ----------    ----------    ----------
      Total operating expenses                                       2,008         1,991         5,821         5,618
                                                                ----------    ----------    ----------    ----------
Income before provision for income taxes                               327           249         1,020         1,183
Provision for income taxes                                             100            45           336           270
                                                                ----------    ----------    ----------    ----------
Net income                                                      $      227    $      204    $      684    $      913
                                                                ==========    ==========    =========     ==========

Number of weighted average shares outstanding-Basic              1,534,061     1,536,853     1,528,857     1,541,457
Earnings per share-Basic                                        $     0.15    $     0.13    $     0.45    $     0.59
Number of weighted average shares outstanding-Dilutive           1,554,311     1,556,574     1,546,989     1,559,496
Earnings per share-Dilutive                                     $     0.15    $     0.13    $     0.44    $     0.59

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
         Consolidated Statements of Changes in Stockholders' Equity
                           (Dollars in thousands)


                                                                             Accumulated
                                                    Additional                  Other          Unearned        Unearned
                                           Common    Paid-in     Retained   Comprehensive   Compensation-   Compensation-
                                           Stock     Capital     Earnings   Income(Loss)         RRP             ESOP        Total
                                           ------   ----------   --------   -------------   -------------   -------------    -----
                                                                                 (Unaudited)


Balance at September 30, 2001                $16      $4,549      $22,013       $  724          $   0           $(390)     $26,912
                                                                                                                           -------

Comprehensive income:
  Net income                                   0           0          913            0              0               0          913
  Change in net unrealized gain on
   securities available for sale, net
   of reclassification adjustment and
   tax effects                                 0           0            0           (5)             0               0           (5)
                                                                                                                           -------
      Total comprehensive income                                                                                               908
                                                                                                                           -------
Cash dividends declared and paid
 ($.15 per share)                              0           0         (237)           0              0               0         (237)
ESOP shares released and committed
 to be released                                0          20            0            0              0              22           42
Purchase of RRP shares (14,000 shares)         0           0            0            0           (298)              0         (298)
Amortization of RRP stock                      0           0            0            0             69               0           69
Issuance of common stock under stock
 option plan, net of income tax benefits       0           5            0            0              0               0            5
                                             ---      ------      -------       ------          -----           -----      -------
Balance at June 30, 2002                     $16      $4,574      $22,689       $  719          $(229)          $(368)     $27,401
                                             ===      ======      =======       ======          =====           =====      =======

Balance at September 30, 2002                $16      $4,583      $22,676       $1,439          $(365)          $(360)     $27,989
                                                                                                                           -------
Comprehensive income:
  Net income                                   0           0          684            0              0               0          684
  Change in net unrealized gain on
   securities available for sale, net
   of reclassification adjustment and
   tax effects                                 0           0            0          134              0               0          134
                                                                                                                           -------
      Total comprehensive income                                                                                               818
                                                                                                                           -------
Cash dividends declared and paid
 ($.15 per share)                              0           0         (238)           0              0               0         (238)
ESOP shares released and committed
 to be released                                0          33            0            0              0              21           54
Amortization of RRP stock                      0           0            0            0             58               0           58
Issuance of common stock under stock
 option plan, net of income tax benefits       0          45            0            0              0               0           45
                                             ---      ------      -------       ------          -----           -----      -------
Balance at June 30, 2003                     $16      $4,661      $23,122       $1,573          $(307)          $(339)     $28,726
                                             ===      ======      =======       ======          =====           =====      =======

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                           (Dollars in thousands)


                                                                         Nine Months Ended
                                                                  ------------------------------
                                                                  June 30, 2003    June 30, 2002
                                                                  -------------    -------------
                                                                            (unaudited)

Cash flows from operating activities:
  Net income                                                         $   684          $   913
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                                              0                8
    Net amortization on securities                                       219               53
    Amortization of net deferred loan costs and (discounts)               43              (56)
    Depreciation expense                                                 485              356
    (Gain) loss on sales of securities available for sale, net          (129)               6
    Gain on sales of mortgages                                           (29)               0
    Decrease (increase) in accrued interest receivable                    67              (80)
    Deferred income tax benefit                                         (161)            (121)
    ESOP shares released and committed to be released                     54               44
    Amortization of RRP Stock                                             58               69
    Increase in bank-owned life insurance                               (208)            (373)
    Other, net                                                           131              (53)
                                                                     -------          -------
      Net cash provided by operating activities                        1,214              766
                                                                     -------          -------

Cash flows from investing activities:
  Activity in available for sale securities:
    Sales and calls                                                    9,104            4,676
    Maturities                                                         3,495            4,632
    Purchases                                                        (31,050)         (19,300)
    Principal payments                                                 9,731            5,573
    Purchase of Federal Home Loan Bank stock                               0             (150)
  Loan (originations) principal payments, net                         (5,559)          (1,112)
  Purchase of banking premises and equipment                          (1,698)          (2,796)
  Retirement of banking premises and equipment                             6                0
      Net cash used by investing activities                          (15,971)          (8,477)
                                                                     -------          -------

Cash flows from financing activities:
  Net increase in deposits                                            10,220           10,863
  Net decrease in mortgagors escrow accounts                             (39)             (47)
  Purchase of RRP Stock                                                    0             (298)
  Issuance of common stock under stock option plan,
   net of income tax benefits                                             45                3
  Dividends paid                                                        (238)            (237)
                                                                     -------          -------
      Net cash provided by financing activities                        9,988           10,284
                                                                     -------          -------

Net change in cash and cash equivalents                               (4,769)           2,573

Cash and cash equivalents at beginning of period                      19,253           15,108
                                                                     -------          -------

Cash and cash equivalents at end of period                           $14,484          $17,681
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

      2)    Contingencies.

      At June 30, 2003, the Bank had loan commitments to borrowers of $6.1 million, commitments for home equity loans of $295 thousand, available home equity lines of credit of $11.4 million, unadvanced funds on commercial lines of credit, overdrafts and participation loans of $1.7 million, unadvanced funds on construction mortgages of $1.5 million and personal overdraft lines of credit of approximately $472 thousand.

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


                                             Three Months Ended    Nine Months Ended
                                                  June 30,              June 30,
                                             ------------------    -----------------
                                                2003     2002        2003      2002
                                                ----     ----        ----      ----

Net income                    As reported      $ 227    $ 204       $ 684     $ 913
                              Pro forma        $ 222    $ 199       $ 668     $ 897

Basic earnings per share      As reported      $0.15    $0.13       $0.45     $0.59
                              Pro forma        $0.14    $0.13       $0.44     $0.58

Diluted earnings per share    As reported      $0.15    $0.13       $0.44     $0.59
                              Pro forma        $0.14    $0.13       $0.43     $0.58

Item 2.  Management's Discussion and Analysis.

General

      The following discussion compares the financial condition of the Company and its wholly owned subsidiary, the Bank, at June 30, 2003 and September 30, 2002, and the results of operations for the three and nine month periods ended June 30, 2003, compared to the same period in 2002. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes that are included within this report.

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

Comparison of Financial Condition at June 30, 2003 and September 30, 2002

      As a result of continued growth in deposits, the Company's total assets increased by $11.3 million, or 4.7%, to $252.5 million at June 30, 2003 from $241.3 million at September 30, 2002. Securities available for sale increased by $8.8 million, or 11.7%, to $84.5 million, at June 30, 2003 as compared to $75.6 million at September 30, 2002. Growth in securities available for sale occurred primarily in U.S. Government and Agency securities and also in FNMA and FHLMC mortgage-backed securities. Loans increased by $5.5 million, or 4.2%, to $138.4 million at June 30, 2003 from $132.9 million at September 30, 2002 primarily as a result of increased 15 year, fixed-rate lending on residential properties. As a result of the Bank's construction of a new branch office in the town of Shrewsbury and renovations made to our existing loan servicing area, building premises and equipment increased by $1.2 million, or 21.9%, to $6.7 million at June 30, 2003.

      Total deposits increased by $10.2 million, or 5.1%, to $212.3 million at June 30, 2003 from $202.1 million at September 30, 2002. Most of this increase was attributable to increases in variable-rate tiered accounts and regular savings accounts. In the current low interest rate environment, deposit customers preferred to place their deposits in accounts with higher liquidity. Non-performing loans increased to $664 thousand at June 30, 2003 as compared to $140 thousand at September 30, 2002 primarily as a result of the addition of one commercial loan delinquency.

      Total stockholders' equity increased by $737 thousand, to $28.7 million at June 30, 2003 from $28.0 million at September 30, 2002 primarily as a result of current period net income.

Comparison of Operating Results for the Three Months Ended June 30, 2003
and 2002

      Net Income: The Company reported earnings per share (dilutive) for the quarter ended June 30, 2003 of $0.15 on net income of $227 thousand. For the current quarter ended June 30, 2003, net income increased by $23 thousand, or 11.3%, as compared to $204 thousand, or $0.13 per share (dilutive), for the quarter ended June 30, 2002. The Company's return on average assets was 0.36% for the quarter ended June 30, 2003 as compared to 0.35% for the quarter ended June 30, 2002. The increased net income was primarily due to increases in gains from the sale of securities and income from customer service fees, offset, to a lesser extent, by a decline in net interest income. During the most recent quarter ended June 30, 2003, the Bank sold securities and realized net pre-tax gains of $132 thousand, as compared to net pre-tax losses of $10 thousand for the comparative quarter ended June 30, 2002. Income from customer service fees increased by $78 thousand, or 88.6%, to $166 thousand for the quarter ended June 30, 2003 as compared to $88 thousand for the quarter ended June 30, 2002 primarily from an increase in fees on the use of ATM's and increased fees on the sale of non-deposit investment products. The Bank's net interest income declined by $156 thousand, or 7.4%, to $2.0 million for quarter ended June 30, 2003 as compared to $2.1 million for the quarter ended June 30, 2002. The decline in net interest income was due primarily to a decline in the rate of interest earned on the Bank's investments and loans, offset, to a lesser extent, by a decline in the rate of interest paid on the Bank's deposits and borrowing. The rate of interest earned on the Company's short-term investments, investment securities and loans declined and reflects the general decline in interest rates and the desire of loan customers to refinance or renegotiate their loans to lower rates. For the current quarter ended June 30, 2003, the Company's net interest margin, expressed as a percentage of average interest-earning assets, declined by .58%, to 3.35%, from 3.93%, for the comparative quarter ended June 30, 2002. While rates of interest paid on interest-bearing liabilities for the current quarter ended June 30, 2003 declined by .90%, to 1.81%, from 2.71% for the comparative quarter ended June 30, 2002, the rates of interest earned on interest-earning assets declined by 1.37%, to 4.91%, for the current quarter ended June 30, 2003 as compared to 6.28% for the comparative quarter ended June 30, 2002.

      The Bank's net interest rate spread and net interest margin for the periods indicated are as follows and such information will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:


                                                For Three Months Ended
                                                       June 30,
                                                ----------------------     Increase
                                                    2003     2002         (decrease)
                                                    ----     ----         ----------

Interest-earning assets:
  Short-term investments (1)                        0.94%    1.66%          -0.72%
  Investment securities (2)                         4.30%    5.79%          -1.49%
  Loans (3)                                         5.60%    6.90%          -1.30%
    Total interest-earning assets                   4.91%    6.28%          -1.37%

Interest-bearing liabilities:
  NOW accounts                                      0.12%    0.45%          -0.33%
  Savings accounts (4)                              1.34%    2.09%          -0.75%
  Money market deposit accounts                     1.12%    1.62%          -0.50%
  Certificate of deposit accounts                   2.53%    3.57%          -1.04%
    Total interest-bearing deposits                 1.57%    2.44%          -0.87%
  Borrowed funds                                    6.57%    6.63%          -0.06%
    Total interest-bearing liabilities              1.81%    2.71%          -0.90%

Net interest rate spread (5)                        3.11%    3.57%          -0.46%
Net interest margin (6)                             3.35%    3.93%          -0.58%

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

      Interest and Dividend Income: The Bank's interest and dividend income declined by $510 thousand, or 15.1%, to $2.9 million for the quarter ended June 30, 2003 as compared to $3.4 million for the quarter ended June 30, 2002. The decline was due to the combination of lower rates earned on average interest-earning assets offset, to a lesser extent, by an increase in the average volume of interest-earning assets. As a result of the substantial reductions in interest rates, the Bank's average interest rate earned on all interest-earning assets declined in the recent quarter. The average volume of interest-earning assets for the three-months ended June 30, 2003 increased to $234.2 million earning an average rate of 4.91% as compared to an average volume of $215.8 million earning an average rate of 6.28% for the three-months ending June 30, 2002. This increase in average volume of interest-earning assets was a primarily the result of positive cash flows from interest bearing and non-interest bearing deposits. These deposits, plus additional cash generated from loan prepayments, provided funds to be invested in investment securities and short-term investments. As noted above, this increase in volume was invested in assets with comparatively lower interest-earning rates. The average balance of investment securities for the three-months ended June 30, 2003 increased to $90.1 million, earning 4.30% as compared to an average balance of $68.7 million, earning 5.79% for the three-months ending June 30, 2002. The average balance of short-term investments for the three-months ended June 30, 2003 declined to $9.4 million earning 0.94% as compared to an average balance of $11.1 million earning 1.66% for the three-months ending June 30, 2002 while the average balance of loans for the three-months ended June 30, 2003 declined to $134.7 million earning 5.60% as compared to an average balance of $136.0 million earning 6.90% for the three-months ending June 30, 2002. Bank continued to experience a decline in the volume of new loans and an increase in commercial and residential loan payoffs and customer interest rate renegotiations. The decline in the interest rate earned on loans was, in large part, a result of the general decline in market-based interest rates offered on new loans granted during the period and also due to a decline in the rates of interest charged on variable-rate loans held in our portfolio which were subject to periodic adjustment or a renegotiation of the current rate charged by the Bank.

      Interest Expense: Total interest expense declined by $354 thousand, or 27.9%, to $913 thousand for the three-months ended June 30, 2003, from $1.3 million for the three-months ended June 30, 2002. The decline in interest expense was mainly due to the Bank's constantly monitoring and actively reducing rates offered on various savings accounts to coincide with the general decline in competitive loan, investment and deposit interest rates. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and interest-bearing borrowings) increased to $202.2 million with a cost of 1.81% for the three-months ended June 30, 2003 as compared to $186.8 million with a cost of 2.71% for the three-months ending June 30, 2002. The average volume of interest-bearing deposits increased to $192.7 million with a cost of 1.57% for the three-months ending June 30, 2003 as compared to $174.8 million with a cost of 2.44% for three-months ending June 30, 2002. Some of the funds from increased deposit flows and loan payoffs were used to pay down scheduled maturities of borrowings from the Federal Home Loan Bank of Boston. Accordingly, the average volume of interest-bearing borrowing declined to $9.5 million with a cost of 6.57% for the three-months ending June 30, 2003 as compared to $12.0 million with a cost of 6.63% for three-months ending June 30, 2002.

      Net Interest Income: The Bank's net interest income declined by $156 thousand for the quarter ended June 30, 2003, or 7.4%, to $2.0 million from $2.1 million for the quarter ending June 30, 2002. For the reasons noted above, the decline was attributed to the combination of a decrease in interest and dividend income of $510 thousand and a decline in interest expense of $354 thousand. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, declined by .46%, to 3.11% for the quarter ended June 30, 2003 as compared to 3.57% for the quarter ending June 30, 2002. In addition, the Bank's net interest margin, which represents net interest income as a percentage of average interest-earning assets, declined by .58% to 3.35% for the quarter ending June 30, 2003 as compared to 3.93% for the quarter ending June 30, 2002.

      Provision for Loan Losses: The Bank had no provision for loan losses for each of the quarters ended June 30, 2003 and June 30, 2002. The provision for loan losses is a result of management's periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. The allowance for loan losses, in management's opinion, is at a level sufficient to cover losses in the Bank's loan portfolio at this time. As the Bank expands its commercial lending activities, management believes that growth in the provision for loan losses may be likely. Additionally, while the Bank believes it has excellent loan quality, the Bank recognizes that it is located in a market and geographic area that is considered in the high technology and financial services belt.
 The Bank's loan portfolio is representative of such demographics. Unemployment rates in Massachusetts and our area have increased and commercial property vacancy rates have also risen. While Bank management believes that its current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of securities and mortgages and income from bank-owned life insurance. Total other income increased by $251 thousand or 209.2% to $371 thousand for the quarter ended June 30, 2003, from $120 thousand for the comparative quarter ended June 30, 2002. The primary reason for the increase was a $142 thousand increase in net gains on the sale of securities available for sale. For the quarter ended June 30, 2003, the Bank sold, at a net pre-tax gain, a number of common stock and bond issues. With regard to the Company's common stock holdings, our internal investment policy requires us to either write-down to market value, or sell, any common stock issue that has sustained a continuous decline in market value of 50% or more, for a continuous period of nine-months or more. While management had no common stock holdings that met such criteria during the recent quarter, it did, however, decide that some common stock holdings be sold. Although management believes that it has established and maintained an adequate accounting policy as it relates to investment impairment, such judgments involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed with the Audit Committee and our Board of Directors. Lastly, customer service fees increased by $78 thousand, or 88.6% to $166 thousand for the quarter ended June 30, 2003 as compared to $88 thousand for the comparative quarter last year. The primary reason for the increase was an increase in income from the sale of non-deposit investment products such as mutual funds and annuities and an increase in fees charged for ATM usage.

      Operating Expenses: The level of operating expenses increased by 0.9%, or $17 thousand and mainly reflects an increase in salary and benefits expenses and occupancy and equipment expenses, offset, to a lesser extent, by a decline in data processing expenses. Salary and employee benefits expenses increased by 9.8%, or $99 thousand, due primarily to increases in employee retirement expenses associated with the Company's defined benefit plan, increases in health insurance expenses and costs associated with the early retirement of an employee. Data processing expenses declined by

42.8%, or $101 thousand, due primarily to the payment of a one-time data processing conversion fee during the quarter ending June 30, 2002. Occupancy and equipment expenses increased 11.6%, or $33 thousand, due mainly to depreciation and other costs associated with renovations to the Bank's main office and the re-location of the Bank's branch office on Maple Avenue in Shrewsbury.

      Income Taxes. The provision for income taxes increased by $55 thousand to $100 thousand for the quarter ended June 30, 2003 as compared to $45 thousand for the quarter ended June 30, 2002, resulting in an effective tax rate of 30.6% and 18.1% for the quarter ended June 30, 2003 and 2002, respectively. The Bank utilizes security investment subsidiaries and receives the benefit of a dividends received deduction on common stock held. Additionally, the Bank receives favorable tax treatment from the increase in the cash surrender value of bank owned life insurance. Depending upon the timing and magnitude of such income items, changes in the Company's effective tax rate can vary from period to period. The increase in the tax provision over last year is primarily due to a decrease in the amount of dividend income eligible for the federal dividends received deduction.

Comparison of Operating Results for the Nine-Months ended
 June 30, 2003 and 2002

      Net Income: For the nine-month period ended June 30, 2003, the Company reported earnings per share (dilutive) of $0.44 on net income of $684 thousand. For the nine-months ended June 30, 2003, net income decreased by $229 thousand, or 25.1%, as compared to $913 thousand, or $0.59 per share (dilutive), for the comparative nine-months ended June 30, 2002. The Company's return on average assets was .37% for the nine-month period ended June 30, 2003 as compared to .53% for the nine-month period ended June 30, 2002. The decrease in net income was due primarily to a decline in the Bank's net interest income and an increase in operating expenses, offset, to a lesser extent, by an increase in net gains on the sale of securities and an increase in income from customer service fees.
The decline in net interest income was due primarily to a decline in the rate of interest earned on the Bank's investments and loans, offset, to a lesser extent, by a decline in the rate of interest paid on the Bank's deposits and borrowing. The rate of interest earned on the Company's short-term investments, investment securities and loans declined and reflects the general decline in interest rates and the desire of loan customers to refinance or renegotiate their loans to lower rates. For the nine-months ended June 30, 2003, the Company's net interest margin, expressed as a percentage of average interest-earning assets, declined by ..41%, to 3.52%, from 3.93%, for the comparative period ended June 30, 2002.
 While the rate of interest paid on interest-bearing liabilities for the nine-months ended June 30, 2003 declined by .92%, to 2.05%, from 2.97% for the comparative period ended June 30, 2002, the rate of interest earned on interest-earning assets for the nine-month period ended June 30, 2003 declined by 1.18%, to 5.28%, from 6.46% for the comparative period ended June 30, 2002.

      The Bank's net interest rate spread and net interest margin for the periods indicated are as follows and such information will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:


                                                Nine Months Ended
                                                     June 30,
                                                -----------------     Increase
                                                  2003      2002     (decrease)
                                                  ----      ----     ----------

Interest-earning assets:
  Short-term investments (1)                     1.17%     1.80%       -0.63%
  Investment securities (2)                      4.70%     6.05%       -1.35%
  Loans (3)                                      6.06%     7.05%       -0.99%
    Total interest-earning assets                5.28%     6.46%       -1.18%

Interest-bearing liabilities:
  NOW accounts                                   0.18%     0.48%       -0.30%
  Savings accounts (4)                           1.50%     2.21%       -0.71%
  Money market deposit accounts                  1.32%     1.84%       -0.52%
  Certificate of deposit accounts                2.90%     4.03%       -1.13%
    Total interest-bearing deposits              1.82%     2.71%       -0.89%
  Borrowed funds                                 6.55%     6.63%       -0.08%
    Total interest-bearing liabilities           2.05%     2.97%       -0.92%

Net interest rate spread (5)                     3.23%     3.49%       -0.26%
Net interest margin (6)                          3.52%     3.93%       -0.41%

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

      Interest and Dividend Income: Interest and dividend income declined by $1.2 million, or 11.9%, to $9.2 million for the nine-months ended June 30, 2003 as compared to $10.4 million for the nine-months ended June 30, 2002. The decrease was due mainly to a decline in the average rate earned on interest-earning assets. The average volume of interest-earning assets for the nine-months ended June 30, 2003 was $231.4 million earning an average rate of 5.28% as compared to an average volume of $214.9 million earning an average rate of 6.46% for the nine-months ending June 30, 2002. The Bank experienced a decline in average loan balances and average loan rates of interest. The average balance of loans for the nine-months ended June 30, 2003 was $131.5 million earning 6.06% as compared to an average balance of $136.5 million earning 7.05% for the nine-months ending June 30, 2002. The decline in the interest rate earned on loans was primarily the result of a general decline in market-based interest rates offered on new loans granted during the period and also due to a decline in the rates of interest charged on variable-rate loans held in our portfolio which were subject to periodic rate adjustment or a renegotiation of the current interest rate charged by the Bank. Reflecting additional cash flows primarily from deposit growth, the average balance of investment securities for the nine-months ended June 30, 2003 increased to $87.1 million, earning 4.70% as compared to an average balance of $66.9 million, earning 6.05% for the nine-months ending June 30, 2002. The average balance of short-term investments for the nine-months ended June 30, 2003 was $12.8 million earning 1.17% as compared to an average balance of $11.4 million earning 1.80% for the nine-months ending June 30, 2002.

      Interest Expense: Total interest expense declined by $1.0 million, or 25.0%, to $3.1 million for the nine-months ended June 30, 2003, from $4.1 million for the nine-months ending June 30, 2002. The decline in interest expense was mainly due to the Bank's response to the general decline in interest rates. Interest rates offered to new or existing savings and certificate of deposit account customers declined during the recent nine-month period. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and interest-bearing borrowings) was $199.0 million with a cost of 2.05% for the nine-months ended June 30, 2003 as compared to $183.2 million with a cost of 2.97% for the nine-months ending June 30, 2002. The average volume of interest-bearing deposits was $189.5 million with a cost of 1.82% for the nine-months ending June 30, 2003 as compared to $171.2 million with a cost of 2.71% for nine-months ending June 30, 2002. As a result of the payment of scheduled maturities of borrowings from the Federal Home Loan Bank of Boston, the average volume of interest-bearing borrowing was $9.5 million with a cost of 6.55% for the nine-months ending June 30, 2003 as compared to $12.0 million with a cost of 6.63% for nine-months ending June 30, 2002.

      Net Interest Income: Net interest income declined by $223 thousand, or 3.5%, for the nine-months ended June 30, 2003, to $6.1 million from $6.3 million for the nine-months ending June 30, 2002. The decline was attributed to the decline in interest income of $1.2 million offset, to a lesser extent, by a decline in interest expense of $1.0 million. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, declined by .26%, to 3.23%, for the nine-months ended June 30, 2003 as compared to 3.49% for the nine-months ending June 30, 2002. In addition, the Bank's net interest margin, which represents net interest income as a percentage of average interest-earning assets, declined by .41%, to 3.52%, for the nine-months ending June 30, 2003 as compared to 3.93% for the nine-months ending June 30, 2002.

      Provision for Loan Losses: The Bank had no provision for loan losses the nine-months ended June 30, 2003 compared to $8 thousand for the nine-months ended June 30, 2002. The provision for loan losses is a result of management's periodic analysis of risks inherent in its loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is the Bank's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. The allowance for loan losses, in management's opinion, is sufficient to cover losses in the Bank's loan portfolio at this time. As the Bank expands its commercial lending activities, management believes that growth in the provision for loan losses may be likely. Additionally, while the Bank believes it has excellent loan quality, the Bank recognizes that it is located in a market and geographic area that is considered in the high technology and financial services belt. The Bank's loan portfolio is representative of such demographics. Unemployment rates in Massachusetts and its area have increased and commercial property vacancy rates have also risen. While Bank management believes that its current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

      Other Income: Other income consists primarily of fee income for customer services and gains and losses from the sale of securities and income recognized from bank-owned life insurance. Total other income increased $255 thousand, or 52.9%, to $737 thousand, for the nine-months ended June 30, 2003, as compared to $482 thousand for nine-months ending June 30, 2002. Net gains on the sale of securities available for sale increased by $135 thousand for the nine-months ended June 30, 2003 compared to the nine-months ending June 30, 2002. For the nine months ended June 30, 2003, the Bank sold, at a net pre-tax gain, a number of common stock and bond issues. With regard to the Company's common stock holdings, our internal investment policy requires us to either write-down to market value, or sell, any common stock issue that has sustained a continuous decline in market value of 50% or more, for a continuous period of nine-months or more. While management had no common stock holdings that met such criteria, it did, however, decide that some common stock holdings be sold. Although management believes that it has established and maintained an adequate accounting policy as it relates to investment impairment, such judgments involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially.
 This critical policy and its application are periodically reviewed with the Audit Committee and our Board of Directors. Customer service fees increased by $93 thousand, or 26.4%, to $445 thousand, for the nine-months ended June 30, 2003, from $352 thousand for the nine-months ended June 30, 2002 primarily due to an increase in the volume of fees earned on the sale of non-insured investment products such as mutual funds and annuities.

      Operating Expenses: For the nine-months ended June 30, 2003, operating expenses increased by $203 thousand, or 3.6%, to $5.8 million from $5.6 million for nine-months ending June 30, 2002. The level of operating expenses mainly reflects a $157 thousand, or 19.9%, increase in occupancy and equipment, depreciation and other costs associated with renovations to the Bank's main office and the re-location of the Bank's branch office on Maple Avenue in Shrewsbury as well as an increase in snow removal and security-related expenses. Salary and employee benefits expenses increased by 5.4%, or $157 thousand, due primarily to increases in employee retirement expenses associated with the Company's defined benefit plan, costs associated with the early retirement of an employee and increases in health insurance expenses. Data processing expenses declined by 12.1%, or $61 thousand, due primarily to the payment of a one-time data processing conversion fee during the nine-month period ending June 30, 2002.

      Income Taxes. The provision for income taxes increased by $66 thousand to $336 thousand for the nine-months ended June 30, 2003 as compared to $270 thousand for the nine-months ended June 30, 2002, resulting in an effective tax rate of 32.9% and 22.8% for the nine-months ended June 30, 2003 and 2002, respectively. The Bank utilizes security investment subsidiaries and receives the benefit of a dividends received deduction on common stock held. Additionally, the Bank receives favorable tax treatment from the increase in the cash surrender value of bank owned life insurance. Depending upon the timing and magnitude of such income items, changes in the Company's effective tax rate can vary from period to period. The increase in the tax provision over last year is primarily due to a decrease in the amount of dividend income eligible for the federal dividends received deduction.

Liquidity and Capital Resources

      The term "liquidity" refers to the Bank's ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. The Bank's primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by the Bank's operations. The Bank also borrows money from time to time from the Federal Home Loan Bank of Boston as part of its management of interest rate risk. At June 30, 2003, the Bank had $9.5 million in outstanding borrowings.

      Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

      The Bank's primary investing activities are the origination of one-to four-family real estate and other loans and the purchase of securities. During the nine-months ended June 30, 2003, the Bank originated loans of $61.3 million and experienced principal repayments of loans of $55.8 million. The Bank purchased securities of $31.1 million. Sales and calls on investments provided $9.1 million and principal payments on mortgage-backed securities provided an additional $9.7 million. There were $3.5 million of investment maturities for the nine-month period ended June 30, 2003. The investment in banking premises and equipment utilized $1.7 million. These investing activities were financed primarily by a net increase in deposits of $10.2 million. Net cash and cash equivalents decreased by $4.8 million during the nine-months ended June 30, 2003.

      Total deposits increased $10.2 million during the nine-months ended June 30, 2003. The level of interest rates and products offered by competitors and other factors affect deposit flows. Certificate of deposit accounts scheduled to mature within one year were $44.2 million at June 30, 2003. Based on the Bank's deposit retention experience and current pricing strategy, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund, the Federal Deposit Insurance Corporation and other available reports, which compare the Bank's liquidity with banks in its peer group. The Bank anticipates that it will have sufficient funds to meet its current funding commitments.

      In order to create a platform for the accomplishment of the Bank's goals, the Bank has made significant investments in its physical infrastructure and human and technological resources. In particular, the Bank completed the construction of an addition to its main office and completed the renovation of the older portion of its main office. The Bank most recently has also completed the construction and occupancy of a branch in Shrewsbury for the relocation of its current Maple Avenue branch office.
 Such investments have been and, in the future, may be necessary to insure that adequate resources are in place to offer increased products and services.

      At June 30, 2003, the Company's capital to assets ratio was 11.38% and it exceeded each of the applicable regulatory capital requirements. Further, it does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit.

Item 3.  Controls and Procedures.

      Management, including the Company's President and Chief Executive Officer and Senior Vice President, Treasurer and Clerk, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer and Senior Vice President, Treasurer and Clerk concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit 31.1: Certifications furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.1: Statements furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on 8-K.

      On July 29, 2003, the registrant filed an 8-K Report regarding announced earnings for the third quarter of the 2003 fiscal year, under Item 12.

                                 SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Westborough Financial Services, Inc.


Date: August 14, 2003             By: /s/ Joseph F. MacDonough
                                      -------------------------------------
                                      President and Chief Executive Officer

Date: August 14, 2003             By: /s/ John L. Casagrande
                                      -------------------------------------
                                      Senior Vice-President, Treasurer
                                      and Clerk