Form 10KSB
period 2003-09-30
WESTBOROUGH FINANCIAL SERVICES INC
filed 2003-12-29
CIK 1087843

U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                 FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2003

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

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The revenues for the issuer's fiscal year ended September 30, 2003 are $12,991,000

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On December 10, 2003: $14,667,362.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had 1,586,374 shares outstanding as of December 10, 2003.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Shareholders for the year ended September 30, 2003 are incorporated by reference into Part II of this Form 10-KSB.

      Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                               -----    -----

                              TABLE OF CONTENTS

                                                                    Page
                                                                    ----

FORWARD LOOKING STATEMENTS                                           (i)

U.S. SECURITIES AND EXCHANGE COMMISSION                                1

PART I                                                                 1
  ITEM 1.   BUSINESS                                                   1
  ITEM 2.   DESCRIPTION OF PROPERTY                                   39
  ITEM 3.   LEGAL PROCEEDINGS                                         40
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       40

PART II                                                               40
  ITEM 5.   MARKET FOR THE COMPANY COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS                                       40
  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                       40
  ITEM 7.   FINANCIAL STATEMENTS                                      40
  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                       41
  ITEM 8A.  CONTROLS AND PROCEDURES                                   41

PART III                                                              41
  ITEM 9.   DIRECTORS AND PRINCIPAL OFFICERS                          41
  ITEM 10.  EXECUTIVE COMPENSATION                                    41
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                41
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            42
  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                          42
  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                    44

  SIGNATURES                                                          45

  CERTIFICATIONS                                                      48

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

      The Company's principal business is its investment in the Bank. The Bank is headquartered in Westborough, Massachusetts and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the applicable legal limits and by the Depositors Insurance Fund. As a Massachusetts stock savings bank, the Bank is examined by the Division of Banks for the Commonwealth of Massachusetts (the "Division") and the FDIC. The Bank has offices in the towns of Westborough, Northborough and Shrewsbury, Massachusetts. The Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank attracts retail deposits from the general public and invests those funds primarily in loans secured by first mortgages on owner-occupied, one- to four-family residences and, to a lesser extent, in commercial real estate and commercial loans to small businesses.

      Unless otherwise indicated, the information presented in this Annual Report on Form 10-KSB represents the consolidated activity of the Company and its subsidiary for the year ended September 30, 2003.

      At September 30, 2003, total assets were $256.1 million, deposits were $215.9 million and total stockholders' equity was $28.7 million.

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

      In order to create a platform for the accomplishment of the Company's goals, management has made significant investments in its physical infrastructure and human and technological resources. In particular, the Bank has completed an addition to its main office and renovated the older portion of its main office. Additionally, the Bank recently completed constructing an enlarged Maple Avenue, Shrewsbury branch office. The previous, 900 square foot 19 Maple Avenue branch has been closed and customers are utilizing the new, expanded facility. In Spring 2004, our Shaw's Supermarket branch office in Shrewsbury will be closed and customers will be encouraged to utilize our new Shrewsbury branch facility. Such investments have been, and in the future, will be, necessary to ensure that adequate resources are in place to offer increased products and services. Management believes that its long-term profitability should improve as it realizes the benefits of diversified product lines and market share growth.

Lending Activities

      General. The Bank originates loans through all of its offices. The principal lending activities of the Bank are the origination and purchase of first mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties. To a lesser extent, the Bank also originates commercial real estate loans, consumer loans and commercial loans.

      The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and percentages at the dates indicated.


                                                                        At September 30,
                               --------------------------------------------------------------------------------------------------
                                      2003                2002                2001                2000                1999
                               ------------------  ------------------  ------------------  ------------------  ------------------
                                         Percent             Percent             Percent             Percent             Percent
                                Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total
                                ------   --------   ------   --------   ------   --------   ------   --------   ------   --------
                                                                     (Dollars in thousands)

Real estate loans:
  Fixed rate mortgages         $ 65,170   44.84%   $ 47,599   35.01%   $ 53,431   39.42%   $ 47,964   41.68%   $52,674    56.12%
  Variable rate mortgages        48,287   33.23%     54,096   39.78%     55,859   41.21%     52,233   45.38%    30,485    32.48%
  Commercial                     17,290   11.90%     20,092   14.78%     13,149    9.70%      6,309    5.48%     3,198     3.41%
  Home equity lines-of-credit    10,303    7.09%      8,792    6.47%      6,931    5.11%      4,027    3.50%     3,598     3.83%
                               --------  ------    --------  ------    --------  ------    --------  ------    -------   ------
      Total real estate loans   141,050   97.06%    130,579   96.04%    129,370   95.44%    110,533   96.04%    89,955    95.84%
                               --------  ------    --------  ------    --------  ------    --------  ------    -------   ------

Consumer loans:
  Personal                          564    0.39%        983    0.72%      1,196    0.88%        911    0.79%       571     0.61%
  Deposit secured                   358    0.24%        509    0.37%        652    0.48%        676    0.59%       651     0.69%
  Home improvement                   68    0.05%        171    0.13%        759    0.56%        118    0.10%       199     0.21%
                               --------  ------    --------  ------    --------  ------    --------  ------    -------   ------
      Total consumer loans          990    0.68%      1,663    1.22%      2,607    1.92%      1,705    1.48%     1,421     1.51%
                               --------  ------    --------  ------    --------  ------    --------  ------    -------   ------

Commercial loans:
  Commercial lines-
   of-credit                      1,824    1.25%      2,549    1.87%      1,783    1.32%      1,403    1.22%     1,029     1.10%
  Commercial installment          1,461    1.01%      1,182    0.87%      1,795    1.32%      1,450    1.26%     1,457     1.55%
                               --------  ------    --------  ------    --------  ------    --------  ------    -------   ------
      Total commercial loans      3,285    2.26%      3,731    2.74%      3,578    2.64%      2,853    2.48%     2,486     2.65%
                               --------  ------    --------  ------    --------  ------    --------  ------    -------   ------

Total loans                     145,325  100.00%    135,973  100.00%    135,555  100.00%    115,091  100.00%    93,862   100.00%
                                         ======              ======              ======              ======              ======

Adjusted by:
  Due to borrowers on
   incomplete loans              (3,550)             (2,866)               (480)               (543)            (1,013)
  Net deferred loan costs           223                 161                 136                 120                122
  Net premium (discount)
   on purchased loans               470                 538                 662                (235)                 0
  Allowance for loan loss          (911)               (926)               (916)               (874)              (879)
                               --------            --------            --------            --------            -------

  Net loans                    $141,557            $132,880            $134,957            $113,559            $92,092
                               ========            ========            ========            ========            =======

      Residential Mortgage Loans. The Bank's primary lending emphasis is the origination of first mortgage loans secured by one- to four-family properties that serve as the primary or secondary residence of the owner. As of September 30, 2003, loans on one- to four-family residential properties accounted for 78.1% of the Bank's total loan portfolio.

      Most of the Bank's loan originations are from existing or past customers, members of the Bank's local communities or referrals from local real estate agents, attorneys and builders. The Bank believes that its branch network, particularly as it expands, is a significant source of new loan generation.

      The Bank currently offers loans that conform to underwriting standards specified by Fannie Mae ("conforming loans") and also originates non-conforming loans, as described below. These loans may be fixed-rate one- to four-family mortgage loans or adjustable-rate one- to four-family mortgage loans with maturities of between 5 and 30 years. The non-conforming loans generally follow Fannie Mae guidelines except that the loan amount exceeds Fannie Mae guidelines' maximum limit of $322,700. The average size of the Bank's first mortgage loans originated during the year ended September 30, 2003 and the year ended September 30, 2002 was $193,967 and $194,800, respectively. The average size of the Bank's first mortgage loans was $137,064 at September 30,2003. The Bank is an approved seller/servicer for Fannie Mae. From time to time, the Bank has sold loans in the secondary market although such sales have been infrequent. The loans that the Bank sells are all fixed-rate mortgage loans with terms of 30 years. Such loans, however, continue to be serviced by the Bank.

      The Bank's originations of first mortgage loans amounted to $53.7 million in fiscal year 2003, $30.0 million in fiscal year 2002 and $20.9 million in fiscal year 2001. A significant number of the Bank's first mortgage loan originations have been the result of refinancing of its existing loans due to the relatively low interest rate levels over the past three years.

      The Bank offers a variety of adjustable-rate mortgages ("ARM's") and fixed-rate one- to four-family mortgage loans with maximum loan-to-value ratios that depend on the type of property and the size of loan involved. The loan-to-value ratio is the loan amount divided by the appraised value of the property. The loan-to-value ratio is a measure commonly used by financial institutions to determine exposure to risk. The majority of the Bank's loans on owner-occupied one- to four-family homes are originated with a loan-to-value ratio of 80% or less. For first-time home buyers, the Bank has made loans on owner-occupied one- to four-family homes with a loan-to-value ratio of up to 95%. In such cases, the borrower is required to obtain mortgage insurance.

      The Bank currently offers fixed-rate mortgage loans with terms of 15, 20, 25 and 30 years secured by one- to four-family residences. Fixed rate mortgage loans are priced to be competitive with the offerings of local area banks, reflecting current market trends and conditions.

      The Bank currently offers a variety of ARM loans secured by one- to four-family residential properties that initially adjust after one year, three years, five years, seven years, or ten years. After the initial adjustment period, ARM loans adjust on an annual basis. The ARM loans that the Bank currently originates have a maximum 30 year amortization period and are subject to the same loan-to-value ratios applicable to fixed-rate mortgage loans described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the average yield on United States treasury securities and generally are subject to a maximum increase of 2% per adjustment period and a limitation on the aggregate adjustment of 6% over the life of the loan. The Bank originated $22.8 million and $16.7 million of one-to-four family ARM loans in the years ended September 30, 2003 and 2002, respectively. At September 30, 2003, 33.2% of the Bank's total loans consisted of ARM loans, down from 39.8% at September 30, 2002.

      The volume and types of ARM loans the Bank originates or purchases have been affected by the level of market interest rates, competition, consumer preferences and the availability of funds. Although the Bank will continue to offer ARM loans it cannot guarantee that it will be able to originate or purchase a volume of ARM loans sufficient to maintain or perhaps increase the proportion these loans represent when compared against the aggregate residential loan portfolio.

      The retention of ARM loans in the Bank's loan portfolio helps reduce its exposure to increases in interest rates. However, ARM loans can pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower may rise. This increases the potential for default.

      The Bank's home equity lines-of-credit, which totaled $10.3 million, or 7.1% of total loans at September 30, 2003, are adjustable-rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences located in the Bank's market area. Interest rates on home equity credit lines are based upon the "prime rate" as published in the "Money Rates" section of the Wall Street Journal (the "index") with a minimum monthly principal payment of one-half of 1% of the outstanding principal balance of the loan. The maximum credit line available is equal to (i) the lesser of $250,000 or 80% of the Bank's appraisal of the property, or (ii) 50% of the tax assessment on the property. In each case, these amounts are reduced by the first mortgage balance. Such loans also have a maximum term of 15 years. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, cannot exceed 80% of the appraised value of the property.

      In conjunction with the Bank's residential mortgage lending, the Bank offers construction loans to the future occupants of single family homes. At September 30, 2003, $2.2 million of the Bank's total loan portfolio consisted of gross residential construction loans. Unadvanced funds on these loans amounted to $1.3 million at September 30, 2003. These loans typically have a term of twelve months and are structured to become permanent loans upon the completion of construction. All such loans are secured by first liens on the property and are subject to a maximum loan-to-value ratio of 80%, which is based upon the "as completed" valuation of the property. During the construction period, the interest rate for construction loans to individuals is equal to the index. Loans involving construction financing present a greater risk than loans for the purchase of existing homes since collateral values and construction costs can only be estimated at the time the loan is approved.

      Commercial Real Estate Loans. At September 30, 2003, commercial real estate mortgage loans totaled $17.3 million, or 11.9% of total loans. These loans are generally secured by office buildings, condominiums, retail establishments and churches located within the Bank's market area.

      The Bank's commercial real estate loans are offered on a fixed- and adjustable-rate basis. Typical terms for fixed rate loans provide for a maximum seven-year re-pricing term with a 20 year amortization and a balloon payment in five to seven years, and a market interest rate, based upon the index, as adjusted to reflect inherent risk factors. Typical terms for adjustable-rate loans provide for a maximum note and amortization term of 20 years, with a re-pricing schedule every 3 or 5 years. Price readjustments at each scheduled interval are based on a spread above the newly established index. Loans on commercial properties are also subject to a maximum loan-to-value ratio of 80% for the acquisition of the property and 75% for refinancing of the property.

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

      The Bank's real estate loan portfolio also includes construction loans to builders and developers of residential properties within the Bank's market area. At September 30, 2003, $1.7 million of the Bank's total loan portfolio consisted of gross commercial construction loans. Unadvanced funds on these loans amounted to $938 thousand.

      Construction loans to builders typically are in amounts equal to 70% of the completed appraised value. Construction loans generally have up to twelve months with a fixed interest rate based upon the index plus a margin. In addition to securing the loan with the property under construction, the Bank generally obtains personal guarantees from the borrower. The proceeds of such loans are disbursed only after certification by in-house personnel or Bank retained inspection firms that confirm specified stages of construction have been completed.

      Construction lending is generally considered to carry a higher level of risk than permanent mortgage financing because of the uncertainty of the value of the collateral upon completion. Repayment of such loans is also dependent upon the successful completion of the project and can be adversely affected by market conditions and other factors not within the control of the Bank or the borrower. The Bank seeks to control such risks by tying the amount of the loan advanced to a predetermined construction schedule, with appropriate inspections by Bank personnel or Bank retained inspection firms, in order to ensure that loan proceeds are applied appropriately.

      Consumer Loans. At September 30, 2003, $1.0 million, or 0.68 % of the Bank's total loans, consisted of consumer loans such as personal, deposit secured and fixed-rate home improvement loans. Consumer loans generally have shorter terms to maturity, which reduces the Bank's exposure to changes in interest rates. Consumer loans also carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, the Bank believes that offering consumer loan products helps to expand and create stronger ties to the Bank's existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

      The Bank's personal loans consist of unsecured loans to individuals and secured loans for the purchase of new and used automobiles. The Bank's unsecured loans have a maximum term of 48 months. The terms of the Bank's automobile loans generally are determined by the age and condition of the vehicle. At September 30, 2003, the Bank's personal loans totaled $564 thousand , or 0.39% of total loans.

      The Bank also makes loans secured by deposit accounts up to 90% of the amount of the depositor's savings account balance. The rate for such loans is 2.0% higher than the rate paid on regular savings accounts and 3.0% higher than the rate paid on term deposits. Deposit secured loans totaled $358 thousand, or 0.24% of total loans at September 30, 2003.

      The Bank offers fixed-rate home improvement loans in amounts equal to that available for home equity credit line loans as discussed above. These loans are secured by owner-occupied one- to four-family residences for terms of up to 10 years. At September 30, 2003, these loans totaled $68 thousand, or 0.05% of total loans. Interest rates on fixed-rate home improvement loans are periodically set by the Bank's Loan Committee (the "LC"), consisting of the Bank's President & Chief Executive Officer, Senior Vice President & Treasurer and the Senior Vice President & Senior Loan Officer, after consultation with the Executive Committee (the "EC"), and are based on market conditions. The underwriting terms and procedures applicable to these loans are substantially the same as for the Bank's home equity credit line loans.

      Commercial Loans. The Bank has made a commitment to small business lending by developing certain products and services for the small- and medium-sized businesses located in the Bank's market area. Such services are designed to give business owners borrowing opportunities for, among other things, modernization, inventory, equipment, consolidation and working capital. In addition, the Bank has tailored certain products and services, such as its business checking accounts and treasury and tax loan service, to better serve the needs of local businesses. The Bank also is an approved lender of the Small Business Administration. At September 30, 2003, $3.3 million, or 2.26%, of the Bank's total loans consisted of commercial loans. The Bank expects that commercial loans will comprise a growing portion of its total loan portfolio in the future.

      Commercial loans generally are limited to terms of five years or less. Substantially all commercial loans have variable interest rates tied to the index. Where applicable, the Bank collateralizes these loans with a lien on business assets and equipment and the personal guarantees of the borrower's principal officers (a lien may also be placed on one's primary residence).

      The Bank's commercial services are administered by the Bank's loan department. The Bank has an experienced commercial loan officer with considerable commercial lending expertise, including many years of banking experience in Massachusetts and personal ties to Westborough. The Bank recently added several experienced, qualified individuals to the commercial lending department. These include a seasoned commercial lender who is familiar with the Bank's market area, an experienced commercial loan assistant with in-depth knowledge of the Bank's core processing system, and a senior credit analyst with extensive national and international banking experience. The Bank also intends to add additional qualified lending and support staff as the size and complexity of the commercial portfolio change.

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

      The following table sets forth information with respect to originations, sales of loans and principal payments for the periods indicated.


                                                              For the Year Ended September 30,
                                                ------------------------------------------------------------
                                                  2003         2002         2001         2000         1999
                                                ------------------------------------------------------------
                                                                       (In thousands)

Loans, net:

  Balance outstanding beginning of year         $132,880     $134,957     $113,559     $ 92,092     $ 82,348
                                                --------     --------     --------     --------     --------

Originations and Purchased Loans:
  Mortgage loans:
    Residential                                   53,729       30,003       20,892       17,194       31,280
    Commercial                                     1,164        8,866        7,023        4,453        1,583
    Home equity lines-of-credit                    9,488        8,658        7,326        2,611        3,198
                                                --------     --------     --------     --------     --------
      Total mortgage originations                 64,381       47,527       35,241       24,258       36,061
  Commercial loans                                 2,728        1,704        5,085        2,705        1,987
  Consumer loans                                   1,453        2,123        1,956        3,382        1,825
                                                --------     --------     --------     --------     --------
      Total originations                          68,562       51,354       42,282       30,345       39,873
                                                --------     --------     --------     --------     --------

  Purchased loans                                      0            0        9,484       12,791            0
                                                --------     --------     --------     --------     --------

Less:
  Principal repayments, unadvanced
   funds and other, net                          (55,835)     (53,421)     (30,326)     (21,674)     (30,077)
  Sale of mortgage loans, principal balance       (4,065)           0            0            0            0
  Provision for loan losses                            0           (8)         (48)           0          (45)
  Net loan charge-off (recoveries)                    15           (2)           6            5           (7)
  Transfers to foreclosed real estate                  0            0            0            0            0
                                                --------     --------     --------     --------     --------
      Total deductions                           (59,885)     (53,431)     (30,368)     (21,669)     (30,129)
                                                --------     --------     --------     --------     --------
  Net loan activity                                8,677       (2,077)      21,398       21,467        9,744
                                                --------     --------     --------     --------     --------
    Loans, net, end of year                     $141,557     $132,880     $134,957     $113,559     $ 92,092
                                                ========     ========     ========     ========     ========

      The following table presents, as of September 30, 2003, the dollar amount of all loans due after September 30, 2004, and whether such loans have fixed or adjustable interest rates.


                                         Due After September 30, 2004
                                      -----------------------------------
                                       Fixed      Adjustable      Total
                                      -----------------------------------
                                                (In thousands)

      Fixed rate mortgages            $61,665      $     0       $ 61,665
      Variable rate mortgages               0       43,238         43,238
      Commercial mortgage loans        12,572        1,360         13,932
      Home equity lines-of-credit         832            0            832
      Consumer loans                      600            0            600
      Commercial loans                  1,194          232          1,426
                                      -------      -------       --------
            Total loans               $76,863      $44,830       $121,693
                                      =======      =======       ========

      Loan Commitments. The Bank generally makes loan commitments to borrowers not exceeding 45 days. At September 30, 2003, the Bank had $7.2 million in loan commitments outstanding, primarily for the origination of one- to four-family residential real estate loans, commercial loans and commercial real estate loans. Unadvanced funds on home equity lines-of-credit and commercial lines-of-credit at September 30, 2003 represented $11.4 million and $1.3 million, respectively.

      Loan Solicitation. Loan originations are derived from a number of sources, including the Bank's existing customers, referrals, realtors, advertising and "walk-in" customers at the Bank's offices. The Bank also employs one full-time "on the road" loan originator who is available to meet with customers at their convenience.

      Loan Approval and Administrative Procedures. On an annual basis the Board of Directors approves the Bank's lending policies, procedures, loan approval limits, and outside, independent firms (such as appraisers), that may be retained during the underwriting process. Depending on the type and size of the requested loan, coupled with the borrower's aggregate loan balances with the Bank, loans may be approved by individual loan officers, the LC or the EC. Residential mortgage loan requests for one-to four-family homes in amounts up to $1,000,000 may be approved by the LC. One-to four-family mortgage requests greater than $1,000,000 require approval by the EC. Commercial and Industrial Loan (Commercial Real Estate, Term loans, Lines-of-credit, etc.) requests up to $1,000,000 may be approved by the LC. Commercial and Industrial loan requests exceeding $1,000,000 require approval of the EC. The Bank requires that all prospective borrowers complete a loan application and sign documentation authorizing the release of financial information to the Bank such as Credit reports, Personal Financial Statements, Individual/Corporate Tax Returns, Financial Statements, etc. Upon receipt of the information, the Bank will proceed with the underwriting process. If necessary, the Bank may require additional financial or credit related information from the applicant. The Bank requires an appraisal for commercial and residential mortgage loans, except in some cases where existing mortgages are being refinanced. Appraisals are performed by licensed or certified third-party appraisal firms and are reviewed by the Bank's lending department. The Bank requires title insurance on all mortgage loans, except for home equity credit lines and fixed-rate home improvement loans. For those exceptions, the Bank requires evidence of previous title insurance. The Bank requires borrowers to obtain hazard insurance and may require borrowers to obtain flood insurance prior to closing. For properties with a private sewage disposal system, the Bank also requires evidence of compliance with applicable laws. Further, if requested by the Bank, some borrowers are required to deposit funds on a monthly basis to an escrow account for the future payment of real estate taxes, and premium payments for flood insurance and private mortgage insurance.

      Interest rates charged by the Bank on all loans are primarily determined by competitive loan rates offered in its market area and interest rate costs of the source of funding for the loan. The Bank may charge an origination fee on new mortgage loans. The origination fees, net of direct origination costs, are deferred and amortized into income over the life of the loan. At September 30, 2003, the amount of net deferred loan origination costs was $223 thousand.

      Loan Maturity and Re-pricing. The following table sets forth certain information as of September 30, 2003 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. This table does not include prepayments on scheduled principal amortizations.


                                                                      At September 30, 2003
                                          ---------------------------------------------------------------------------------------
                                                   Mortgage Loans (1)
                                          -------------------------------------      Home
                                                        Variable     Commercial     Equity
                                          Fixed Rate      Rate        Mortgage     Lines of    Consumer    Commercial     Total
                                          Mortgages     Mortgages      Loans        Credit      Loans        Loans        Loans
                                          ---------------------------------------------------------------------------------------
                                                                               (In thousands)

Amounts due:
  Within one year                          $ 1,280       $ 5,049      $ 2,033      $ 9,471       $390        $1,859      $ 20,082
  One to three years                            73         4,092        2,129            0        375           206         6,875
  Over three to five years                   2,268         3,465        8,682            0        154           185        14,754
  Over five to ten years                     6,490        34,314          864          832          3           216        42,719
  Over ten to twenty years                  44,863         1,367        2,257            0          0           626        49,113
  Over twenty years                          7,971             0            0            0         68           193         8,232
                                           -------       -------      -------      -------       ----        ------      --------
      Loans, gross                         $62,945       $48,287      $15,965      $10,303       $990        $3,285       141,775
                                           =======       =======      =======      =======       ====        ======
  Net deferred loan origination costs                                                                                         223
  Net premium on purchased loans                                                                                              470
  Allowance for loan losses                                                                                                  (911)
                                                                                                                         --------
      Loans, net                                                                                                         $141,557
                                                                                                                         ========

--------------------
<F1>  Net of unadvanced loan funds

      Non-Performing Assets, Asset Classification and Allowances for Losses. The Senior Lending Officer, working with other members of the LC, continually monitors the status of all delinquent loans. On a monthly basis, the Senior Lending Officer presents an update of the status of loans to both the Bank's EC and Board of Directors. One of the Bank's primary tools utilized to manage and control delinquent and problem loans is the Watched Asset List (the "WAL"). This report identifies all loans or commitments that are considered to have inherent collateral or cash flow deficiencies that could result in a potential loss to the Bank if not properly supervised. The subject loans are managed by the LC, which, together with the EC, may meet more frequently to discuss the status of particular loans and to add or delete loans from the Watch List, as is deemed appropriate. At September 30, 2003, the Bank had 4 loans 90 days or more past due which totaled $495 thousand. The Bank also had $1.5 million in assets classified as substandard at September 30, 2003. No assets were classified as special mention, doubtful or loss.

      The Bank had $634 thousand and $140 thousand non-performing assets at September 30, 2003 and 2002, respectively.

      The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated:


                                                                                 At September 30,
                                                                     -----------------------------------------
                                                                     2003     2002     2001     2000     1999
                                                                     ----------------------------------------
                                                                              (Dollars in thousands)

      Non-accrual first mortgage loans                               $204     $140     $  0     $  0     $  0
      Non-accural consumer and other loans                            430        0        0        0        0
      Accruing loans delinquent 90 days or more                         0        0        0        0        0
                                                                     ----     ----     ----     ----     ----
            Total non-performing and delinquent loans                 634      140        0        0        0
      Foreclosed real estate, net                                       0        0        0        0        0
                                                                     ----     ----     ----     ----     ----
            Total non-performing assets and delinquent loans         $634     $140     $  0     $  0     $  0
                                                                     ====     ====     ====     ====     ====

      Non-performing and delinquent loans to total loans             0.45%    0.11%    0.00%    0.00%    0.00%
      Non-performing assets and delinquent loans to total assets     0.25%    0.06%    0.00%    0.00%    0.00%

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

      Impaired loans generally are individually assessed to determine whether a loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's cash flows. Groups of smaller balance loans, however, are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures. The Bank had $814 thousand of loans classified as impaired at September 30, 2003. There were no loans classified as impaired at September 30, 2002 and 2001.

      Troubled debt restructuring generally involves a modification of terms of a borrower's debt and can effect the carrying value of a loan. At September 30, 2003, 2002 and 2001, the Bank had no loans classified as troubled debt restructuring.

      Foreclosed real estate consists of property the Bank acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the investment in the loan or fair value. Thereafter, the Bank carries foreclosed real estate at fair value less estimated selling costs, net of a valuation allowance account established through provisions charged to income, which result from the ongoing periodic valuations of foreclosed real estate properties. The Bank had no foreclosed real estate at September 30, 2003, 2002 and 2001.

      Allowance for Loan Losses. The following table presents the activity in the Bank's allowance for loan losses at or for the dates indicated:


                                                    At or for the Years Ended September 30,
                                                ------------------------------------------------
                                                 2003       2002      2001      2000       1999
                                                ------------------------------------------------
                                                             (Dollars in thousands)

       Balance at beginning of year             $  926     $  916     $ 874     $ 879     $  827
                                                ------     ------     -----     -----     ------
       Provision for loan losses                     0          8        48         0         45
                                                ------     ------     -----     -----     ------
       Charge-off:
         Mortgage loans                              0          0         0         0          0
         Commercial Loans                            0          0         0         0          0
         Consumer loans                            (19)       (11)      (10)       (6)        (6)
                                                ------     ------     -----     -----     ------
             Total charge-offs                     (19)       (11)      (10)       (6)        (6)
      Recoveries                                     4         13         4         1         13
                                                ------     ------     -----     -----     ------
      Balance at end of year                    $  911     $  926     $ 916     $ 874     $  879
                                                ======     ======     =====     =====     ======

      Net charge-offs/(recoveries) for
       the year                                 $   15     $   (2)    $   6     $   5     $   (7)

      Ratio of net charge-offs/(recoveries)
       to average loans outstanding
       during the year                           0.011%    -0.001%    0.005%    0.005%    -0.008%

      Allowance for loan losses as a
       percent of total loans before the
       allowance for loan losses                  0.64%      0.69%    0.67%      0.76%      0.95%

      Allowance for loan losses as a
       percent of non-performing loans          143.69%    661.43%    0.00%      0.00%      0.00%

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


                                                       At September 30,
                           -------------------------------------------------------------------------
                                   2003                      2002                      2001
                           -------------------------------------------------------------------------
                                      Percent of                Percent of                Percent of
                                       Loans in                  Loans in                  Loans in
                                       Category                  Category                  Category
                           Dollar      to Total      Dollar      to Total      Dollar      to Total
                           Amount       Loans        Amount       Loans        Amount       Loans
                           -------------------------------------------------------------------------
                                                  (Dollars are in thousands)

Real estate-mortgage:
  Residential (1)           $159        85.16%        $133        81.25%        $165        85.74%
  Commercial                 138        11.90%          41        14.78%          39         9.70%
Commercial                   487         2.26%         643         2.74%         606         2.64%
Consumer                      18         0.68%          24         1.22%          28         1.92%
Unallocated                  109         0.00%          85         0.00%          78         0.00%
                            ----       ------         ----       ------         ----       ------
      Total Allowance
       for loan losses      $911       100.00%        $926       100.00%        $916       100.00%
                            ====       ======         ====       ======         ====       ======


                                          At September 30,
                           -----------------------------------------------
                                   2000                      1999
                           -----------------------------------------------
                                      Percent of                Percent of
                                       Loans in                  Loans in
                                       Category                  Category
                           Dollar      to Total      Dollar      to Total
                           Amount       Loans        Amount       Loans
                           -----------------------------------------------
                                     (Dollars are in thousands)

Real estate-mortgage:
  Residential (1)           $347        90.56%        $279        92.43%
  Commercial                 212         5.48%         176         3.41%
Commercial                    70         2.48%          60         2.65%
Consumer                     163         1.48%         149         1.51%
Unallocated                   82         0.00%         215         0.00%
                            ----       ------         ----       ------
      Total Allowance
       for loan losses      $874       100.00%        $879       100.00%
                            ====       ======         ====       ======

--------------------
<F1>  Includes home equity lines-of-credit and construction loans.

      With regard to determining how the allowance for loan loss is allocated to various categories of loans, individual loans selected to appear on the Bank's WAL have been identified by the line officer (relationship manager) and reviewed by management as having a defined weakness, such as insufficient cash flow, inadequate collateral, irregular payment history, etc., which could jeopardize the contractual repayment of the loan. Potential loss factors are quantified utilizing a "discount factor" against the collateral held for a specific loan(s). All substandard loan factors are decided by the line officer that has intimate knowledge of the loan relationship and the collateral supporting the obligation. The discounts can range from 0% to 100%, depending on the nature of the collateral and the circumstances behind the loan classification. The discounted collateral value is then compared with the outstanding loan balance to determine what allowance for loan loss allocation is considered appropriate. This method of allocating the allowance for loan loss was implemented for the fiscal year ended September 30, 2001. In prior years, such analysis was not as specific because the amount and characteristics of our commercial loan portfolio was relatively small in relation to other categories of loans. As a result of implementing this revised method, while the total allowance for loan loss has not changed dramatically, there has been a significant change in the percentage and dollar amounts allocated within each category of loans. Management believes this quantitative approach is more acceptable and better reflects the changes which have occurred in the Bank's loan portfolio. The allowance for loan loss was $911 thousand at September 30, 2003 as compared to $926 thousand at September 30, 2002. As a result of a decline in commercial loan balances and portfolio risk characteristics, the amount of allowance for loan loss allocated to commercial loans decreased to $487 thousand at September 30, 2003 as compared to $643 thousand at September 30, 2002.

      The remaining loans not subject to individual review, are evaluated as related, homogeneous, groups, according to specific loan categories. Residential real estate mortgage loans generally fall into this category of homogeneous groups. Loss factors are assigned to each related, homogeneous group according to factors such as historical losses, peer group comparisons, industry and economic data and loss percentages generally used by banking regulators for similarly graded loans. The allowance for loan loss allocated to residential real estate mortgage loans increased by $26 thousand to $159 thousand at September 30, 2003 as compared to $133 thousand at September 30, 2002. The increase is mainly a result of an increase in the aggregate balance of homogeneous loans in this group, less any which may have been specifically identified on the Bank's WAL. The allowance for loan loss allocated to commercial real estate mortgage loans increased by $97 thousand to $138 thousand at September 30, 2003 as compared to an allowance for loan loss of $41 thousand at September 30, 2002. While the balance of loans in this category declined by $2.9 million, to $17.3 million at September 30, 2003, the increase in allocation of the allowance for loan loss to this category of loans was due to a net decline in the estimated collateral valuation of the underlying loans. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses and also reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

      Although the management of the Bank believes that it has established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment. Management believes its policies with respect to the methodology for its determination of the allowance for loan losses involve a higher degree of complexity and require management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed with the Audit Committee and our Board of Directors.

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

Investment Activities

      The Company's Board of Directors reviews and approves the investment policy on an annual basis. The President and Chief Executive Officer, and the Senior Vice President and Treasurer, as authorized by the Board, implement this policy. Management reports securities transactions to the Board for review and approval on a monthly basis.

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

      At September 30, 2003, with the exception of securities of the Federal agencies and corporations, the Company had no securities of any issuer where the aggregate market and book value of the securities of such issuer, exceeded 10 percent of stockholders' equity.

      At September 30, 2003 and September 30, 2002, the Bank's liquidity ratio was 90.2 % and 80.5%, respectively. For information regarding the carrying values, yields and maturities of the Bank's securities, see "Carrying Values, Yields and Maturities" further on in this section.

      At September 30, 2003, the fair value of the Federal agency securities portfolio totaled $29.3 million, or 102.0% of stockholders' equity. This portfolio consists primarily of securities with maturities of one to five years. Some of the agency debentures are callable and call provisions vary following a minimum holding period. The Bank generally does not purchase structured notes, and at September 30, 2003, there were no structured notes in the Bank's portfolio.

      At September 30, 2003, the portfolio of other debt obligations, excluding mortgage-backed securities, totaled $26.4 million. The Bank's policy generally requires that investment in corporate debt obligations be limited to corporate bonds with an "A" rating or better by at least one nationally recognized rating service at the time of purchase.

      At September 30, 2003, the Bank's mortgage-backed securities, all of which were classified as available for sale, totaled $29.4 million, or 11.5% of total assets. The Bank generally purchases mortgage-backed securities as a means to deploy excess liquidity at more favorable yields than other investment alternatives. In addition, mortgage-backed securities generate positive interest rate spreads with minimal administrative expense and lower the Bank's overall credit risk due to the fact that they are directly or indirectly insured or guaranteed. Purchases of mortgage-backed securities may decline in the future if the Bank experiences an increase in demand for one-to four-family mortgage loans. The Bank did not sell any of its mortgage-backed securities during fiscal year 2003.

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

      The fair market value of the marketable equity securities portfolio totaled $2.5 million at September 30, 2003. These securities consisted of $666 thousand of common stock, $265 thousand of preferred stock and $1.5 million of trust preferred securities . Under the Bank's investment policy, the aggregate amount of common stock that it may purchase may not exceed 13% of its total securities portfolio. The Bank's policy also has limitations against acquiring concentrations of such securities in any one issuer or industry. The Bank purchases marketable equity securities as growth investments that can provide the opportunity for capital appreciation that is taxed on a more favorable basis than operating income. There can be no assurance that investment in marketable equity securities will appreciate in value and, therefore, such investments involve higher risk than U.S. Government or federal agency securities. At September 30, 2003, pre-tax net unrealized gain on marketable equity securities amounted to $47 thousand.

      Unless otherwise noted with respect to certain securities or required by regulators or accounting standards, the Bank classifies securities available for sale at the date of purchase. Available for sale securities are reported at fair market value. The Bank currently has no securities classified as trading or held to maturity.

      The following table presents activity in the Bank's securities portfolio, including FHLB stock for the years indicated:


                                               For the Year Ended September 30,
                                               ---------------------------------
                                                 2003        2002         2001
                                               ---------------------------------
                                                    (Dollars In Thousands)

Beginning balance                              $ 76,888     $65,514     $ 70,119
  Purchases                                      55,022      27,735       26,696
  Maturities                                     (4,955)     (4,600)     (10,310)
  Sales and calls                               (22,754)     (5,868)     (19,531)
  Principal repayments                          (14,788)     (6,892)      (3,205)
  Premium and (discount) amortization, net         (333)        (95)          32
  Recognition of expired options                      0           0           16
  Change in net unrealized gains/(losses)          (240)      1,094        1,697
  Write-down                                          0           0            0
                                               --------     -------     --------
Ending balance                                 $ 88,840     $76,888     $ 65,514
                                               ========     =======     ========

      The following table sets forth certain information regarding the amortized cost and fair value of the Bank's securities at the dates indicated.


                                                                   At September 30,
                                       -------------------------------------------------------------------------
                                               2003                      2002                      2001
                                       -------------------------------------------------------------------------
                                       Amortized      Fair       Amortized      Fair       Amortized      Fair
                                         Cost         Value        Cost         Value        Cost         Value
                                       -------------------------------------------------------------------------
                                                                (Dollars in thousands)

Debt securities:
  U.S. Government obligations           $     -      $     -     $     -       $     -     $ 2,099       $ 2,108
  Federal agency obligations             28,806       29,295      22,830        23,451       9,130         9,571
  Banking and finance obligations        18,329       19,070      15,898        16,990      18,542        19,478
  Other bonds and obligations             7,030        7,358      11,720        12,174       9,260         9,590
                                        -------      -------     -------       -------     -------       -------
      Total debt securities              54,165       55,723      50,448        52,615      39,031        40,747
                                        -------      -------     -------       -------     -------       -------
Mortgage-backed and mortgage-
 related securities:
  FHLMC                                   7,609        7,674       4,553         4,710       2,276         2,361
  FNMA                                   19,435       19,719      11,663        12,173      11,788        12,150
  GNMA                                      628          630         968           983       1,459         1,469
  Other                                   1,380        1,394         258           285       1,698         1,763
                                        -------      -------     -------       -------     -------       -------
      Total mortgage-backed and
       mortgage-related securities       29,052       29,417      17,442        18,151      17,221        17,743
                                        -------      -------     -------       -------     -------       -------
Asset-backed securities                       -            -           -             -         119           120
Marketable equity securities              2,403        2,450       5,538         4,872       6,927         5,804
FHLB stock                                1,250        1,250       1,250         1,250       1,100         1,100
                                        -------      -------     -------       -------     -------       -------
      Total Securities                  $86,870      $88,840     $74,678       $76,888     $64,398       $65,514
                                        =======      =======     =======       =======     =======       =======

      The following table sets forth the amortized cost and fair value of the Bank's mortgage-backed and mortgage-related securities, all of which were classified as available for sale at the dates indicated.


                                                                          At September 30,
                                  ------------------------------------------------------------------------------------------------
                                               2003                             2002                             2001
                                  ------------------------------------------------------------------------------------------------
                                               Percent                          Percent                          Percent
                                  Amortized      of       Fair     Amortized      of       Fair     Amortized      of       Fair
                                    Cost      Total (1)   Value      Cost      Total (1)   Value      Cost      Total (1)   Value
                                  ------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)

Mortgage-backed and
 mortgage-related securities:
  FHLMC                            $ 7,609      26.19%   $ 7,674    $ 4,553      26.10%   $ 4,710    $ 2,276      13.22%   $ 2,361
  FNMA                              19,435      66.90%    19,719     11,663      66.86%    12,173     11,788      68.45%    12,150
  GNMA                                 628       2.16%       630        968       5.55%       983      1,459       8.47%     1,469
  Other                              1,380       4.75%     1,394        258       1.49%       285      1,698       9.86%     1,763
                                   -------     ------    -------    -------     ------    -------    -------     ------    -------
Total Mortgage-backed and
 mortgage-related securities       $29,052     100.00%   $29,417    $17,442     100.00%   $18,151    $17,221     100.00%   $17,743
                                   =======     ======    =======    =======     ======    =======    =======     ======    =======

--------------------
<F1>  Based on amortized cost

      Carrying Values, Yields and Maturities. The table below presents information regarding the carrying values, weighted average yields and contractual maturities of debt securities at September 30, 2003. Mortgage-backed securities are presented by issuer. Yields on tax exempt obligations were not computed on a tax equivalent basis.


                                                                         September 30, 2003
                                 --------------------------------------------------------------------------------------------------
                                                         More than           More than
                                                          One Year           Five Years          More than
                                  One Year or Less     to Five Years        to Ten Years         Ten Years             Total
                                 --------------------------------------------------------------------------------------------------
                                           Weighted            Weighted            Weighted            Weighted            Weighted
                                 Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average
                                 Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield
                                 --------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)

Debt securities:
  U.S. Government obligations     $    -    0.00%    $     -    0.00%     $    -    0.00%    $     -    0.00%    $     -    0.00%
  Federal agency obligations           -    0.00%     27,127    3.95%      2,168    6.54%          -    0.00%     29,295    4.15%
  Banking and finance obligations  4,434    6.41%     14,636    6.59%          -    0.00%          -    0.00%     19,070    6.55%
  Other bonds and obligations      2,538    6.27%      3,925    5.74%        895    3.97%          -    0.00%      7,358    5.71%
                                  ------             -------              ------             -------             -------
      Total debt securities        6,972    6.36%     45,688    4.95%      3,063    5.79%          -    0.00%     55,723    5.17%
                                  ------             -------              ------             -------             -------
Mortgage-backed and mortgage-
 related securities:
  FHLMC                                -    0.00%        488    5.00%      4,466    4.04%      2,720    4.73%      7,674    4.35%
  FNMA                                 -    0.00%      1,861    5.97%      2,084    5.12%     15,774    4.30%     19,719    4.54%
  GNMA                                 -    0.00%          -    0.00%          -    0.00%        630    4.95%        630    4.95%
  Other                                -    0.00%          -    0.00%          -    0.00%      1,394    4.12%      1,394    4.12%
                                  ------             -------              ------             -------             -------
  Total mortgage-backed and
   mortgage-related securities         -    0.00%      2,349    5.76%      6,550    4.38%     20,518    4.36%     29,417    4.48%
                                  ------             -------              ------             -------             -------
Asset-backed securities                -    0.00%          -    0.00%          -    0.00%          -    0.00%          -    0.00%
                                  ------             -------              ------             -------             -------
      Total                       $6,972    6.36%    $48,037    4.99%     $9,613    4.83%    $20,518    4.36%    $85,140    4.93%
                                  ======             =======              ======             =======             =======

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

      Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank currently offers regular savings deposits, NOW accounts, personal and business demand accounts, money market accounts and certificates of deposit. The Bank also offers Individual Retirement Accounts ("IRA's"), which at September 30, 2003 totaled $ 9.4 million.

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

      When the Bank determines its deposit rates, it considers local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as total savings accounts, NOW accounts, money market accounts and demand accounts) represented 74.9% of total deposits at September 30, 2003. At September 30, 2003, certificates of deposit with remaining terms to maturity of less than one year represented 19.7% of total deposits at September 30, 2003.

      The following table presents the Bank's deposit activity for the years indicated.


                                              For the Years Ended September 30,
                                              ----------------------------------
                                                2003         2002         2001
                                              ----------------------------------
                                                    (Dollars In Thousands)

      Beginning balance                       $202,063     $185,098     $163,405
        Net deposits                            10,564       12,383       15,819
        Interest paid on deposit accounts        3,271        4,582        5,874
                                              --------     --------     --------
      Ending Balance                          $215,898     $202,063     $185,098
                                              ========     ========     ========
      Total increase in deposit accounts      $ 13,835     $ 16,965     $ 21,693
      Percentage increase                         6.85%        9.17%       13.28%

      At September 30, 2003, the Bank had $11.8 million in certificates of deposit with balances of $100,000 and over maturing as follows:


                                                 At September 30, 2003
                                                 ----------------------
                                                              Weighted
                                                              Average
                                                 Amount         Rate
                                                 ----------------------
                                                 (Dollars in thousands)

      Maturity Period:
        Three months or less                     $ 3,106       1.95%
        Over three months through six months       1,679       2.27%
        Over six months through 12 months          4,370       2.08%
        Over 12 months                             2,693       3.09%
                                                 -------
      Total                                      $11,848       2.30%
                                                 =======

      The following table presents the distribution of the Bank's deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average interest rate on each category of deposits.


                                                                           At September 30,
                                       ----------------------------------------------------------------------------------------
                                                   2003                          2002                          2001
                                       ----------------------------------------------------------------------------------------
                                                           Weighted                      Weighted                      Weighted
                                                 Percent   Average             Percent   Average             Percent   Average
                                                 of total  Nominal             of total  Nominal             of total  Nominal
                                        Amount   deposits    Rate     Amount   deposits    Rate     Amount   deposits    Rate
                                       ----------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)

Non-interest bearing accounts          $ 19,740    9.14%    0.00%    $ 20,393   10.09%    0.00%    $ 17,496    9.45%    0.00%
NOW accounts                             19,093    8.84%    0.10%      17,033    8.43%    0.25%      18,178    9.82%    0.50%
Savings accounts:
  Regular                                44,103   20.43%    0.50%      42,173   20.87%    1.73%      35,890   19.39%    2.20%
  Tiered-rate                            73,525   34.06%    1.42%      54,133   26.80%    2.32%      44,286   23.93%    2.82%
                                       --------  ------              --------  ------              --------  ------
      Total savings accounts            117,628   54.49%    1.08%      96,306   47.67%    2.06%      80,176   43.32%    2.54%
                                       --------  ------              --------  ------              --------  ------
Money market deposit accounts             5,247    2.43%    1.00%       5,259    2.60%    1.98%       5,494    2.97%    1.97%
                                       --------  ------              --------  ------              --------  ------
      Total non-certificate accounts    161,708   74.90%    0.83%     138,991   68.79%    1.53%     121,344   65.56%    1.84%
                                       --------  ------              --------  ------              --------  ------
Certificates of deposit accounts:
  Due within 1 year                      42,544   19.71%    2.15%      53,392   26.42%    3.27%      52,378   28.30%    5.02%
  Over 1 year through 3 years            11,646    5.39%    2.82%       9,680    4.79%    3.89%      11,370    6.14%    5.00%
  Over 3 years                                -    0.00%    0.00%           -    0.00%    0.00%           6    0.00%    4.88%
                                       --------  ------              --------  ------              --------  ------
      Total certificate accounts         54,190   25.10%    2.29%      63,072   31.21%    3.36%      63,754   34.44%    5.02%
                                       --------  ------              --------  ------              --------  ------
      Total deposits                   $215,898  100.00%    1.19%    $202,063  100.00%    2.11%    $185,098  100.00%    2.94%
                                       ========  ======              ========  ======              ========  ======

      Borrowings. The Bank borrows funds from the FHLB for use in connection with its management of the interest rate sensitivity of its assets and liabilities, as well as to fund certain loans and for other general purposes. The advances are collateralized by certain of the Bank's mortgage loans and by its investment in stock of the FHLB. The maximum amount the FHLB will advance to its members, including the Bank, fluctuates from time to time in accordance with FHLB policies. At September 30, 2003, the Bank had $9.5 million in outstanding advances from the FHLB and had the capacity to increase that amount to $80.7 million based on the Bank's qualified collateral available to the FHLB. The Bank expects to continue to borrow from the FHLB.

      The following table presents certain information regarding the Bank's borrowed funds at or for the years ended on the dates indicated.


                                              At or for the
                                        Years Ended September 30,
                                        ----------------------------
                                         2003       2002        2001
                                        ----------------------------
                                         (Dollars in thousands)

Federal Home Loan Bank advances:
  Average balance outstanding           $9,500     $11,677     $16,178
  Maximum amount outstanding at any


   month-end during the year            $9,500     $12,000     $16,500
  Balance outstanding at end of year    $9,500     $ 9,500     $12,000
  Weighted average interest rate
   during the year                        6.42%       6.65%       6.51%
  Weighted average interest rate
   end of year                            5.36%       6.58%       6.65%

Selected Financial Ratios and Other Data

      The following information in the table are selected financial ratios and other data for the Company for the years indicated:


                                                                           At or for the
                                                                     Years Ended September 30,
                                                              ----------------------------------------
Selected Financial Ratios and Other Data                         2003           2002           2001
                                                              ----------------------------------------

  Performance Ratios:
  Return on average assets                                          0.38%          0.42%         0.64%
  Return on average stockholders' equity                            3.39%          3.59%         5.49%
  Average stockholders' equity to average assets                   11.36%         11.70%        11.69%
  Stockholders' equity to assets at end of year                    11.21%         11.60%        11.93%
  Net interest rate spread (1)                                      3.25%          3.52%         2.93%
  Net interest margin (2)                                           3.52%          3.94%         3.53%
  Average interest-bearing assets to average
   interest-bearing liabilities                                   116.40%        116.82%       117.68%
  Operating expenses as a percent of average assets                 3.03%          3.19%         3.20%
  Efficiency ratio (3)                                             85.00%         81.36%        86.93%

  Regulatory Capital Ratios: (4)
    Total risk-based capital                                       20.68%         19.27%        19.38%
    Tier 1 risk-based capital                                      20.02%         18.61%        18.70%
    Regulatory tier 1 leverage capital                             10.91%         11.11%        11.51%

  Asset Quality Ratios:
    Non-performing loans as a percent of loans                      0.45%          0.11%         0.00%
    Non-performing assets as a percent of total assets              0.25%          0.06%         0.00%
    Allowance for loan losses as a percent of total loans
     before the allowance for loan losses                           0.64%          0.69%         0.67%

  Number of:
    Full-service offices (5)                                           5              5             5
    Full-time equivalent employees                                    74             76            70

    Share Data:

    Basic number of weighted average shares outstanding        1,530,003      1,540,103     1,540,518
    Dilutive number of weighted average shares outstanding     1,548,849      1,558,622     1,550,588
    Basic earnings per share                                  $     0.63     $     0.64    $     0.91
    Dilutive earnings per share                               $     0.62     $     0.63    $     0.90
    Dividends declared per share                              $     0.20     $     0.20    $     0.20

--------------------
<F1>  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
<F2>  Net interest margin represents net interest income as a percentage of average interest-earning assets.
<F3>  Efficiency ratio represents total operating expenses divided by the sum of net interest income, customer service fees and miscellaneous income.
<F4>  Ratios are based on consolidation.
<F5>  The number of full service offices does not include the Bank's branch at the Willows retirement community.

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

Employees

      At September 30, 2003, the Bank had 63 full-time and 16 part-time employees. None of the Bank's employees is represented by a collective bargaining agreement. Management of the Bank believes that it enjoys excellent relations with its personnel.

Subsidiary Activities

      Eli Whitney Security Corporation. Eli Whitney Security Corporation is a wholly-owned subsidiary of the Bank. Eli Whitney was established in 1995 as a Massachusetts security corporation for the purpose of buying, selling and holding securities on its own behalf and not as a broker. The income earned on Eli Whitney's securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained by the Bank. At September 30, 2003, Eli Whitney had total assets of $42.2 million, virtually all of which were in securities.

      The Hundredth Corporation. The Hundredth Corporation is a wholly-owned subsidiary of the Bank. The Hundredth Corporation was established in 1991 for the investment in real or personal property. At September 30, 2003, The Hundredth Corporation had total assets of $992 thousand. Its largest investment consists of $958 thousand of land on which the Bank constructed its expanded Maple Avenue, Shrewsbury Branch office.

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

      Distributions. To the extent that the Bank makes non-dividend distributions to shareholders, such distributions will be considered to result in distributions from the Bank's base year reserve, i.e., its reserve as of October 31, 1988, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in the Bank's income.

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

      The following references to the laws and regulations under which the Bank, the MHC and the Company are regulated are brief summaries thereof, do not purport to be complete, and are qualified in their entirety to reference to such laws and regulations.

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

      Community Reinvestment Act. The Bank is also subject to provisions of the Massachusetts banking laws that, like the provisions of the federal Community Reinvestment Act ("CRA"), impose continuing and affirmative obligations upon a banking institution organized in Massachusetts to serve the credit needs of its local communities ("Massachusetts CRA"). The obligations of the Massachusetts CRA are similar to those imposed by the CRA, with the exception of the assigned exam ratings. Massachusetts banking law provides for an additional exam rating of "high satisfactory" in addition to the federal CRA ratings of "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." The Division has adopted regulations to implement the Massachusetts CRA that are based on the CRA. See "Federal Banking Regulation -- Community Reinvestment Act." The Division is required to consider a bank's Massachusetts CRA rating when reviewing the bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Massachusetts CRA requires the Division to assess a bank's compliance with the Massachusetts CRA and to make such assessment available to the public. The Bank's most recent Massachusetts CRA rating, received by letter, dated February 20, 2003, from the Division was a rating of "Satisfactory."

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

      The following table shows the Leverage , Tier 1 risk-based capital, and Total risk-based capital ratios, for the Bank and consolidated Company, at September 30, 2003:


                                                           As of September 30, 2003
                                              ---------------------------------------------------
                                                                         Minimum
                                              Actual                   For Capital
                                              Capital    Percent of     Adequacy       Percent of
                                              Amount     Assets (1)     Purposes         Assets
                                              ---------------------------------------------------
                                                            (Dollars in thousands)

      Total risk-based capital     Bank       $27,286      19.95%      $10,942           8.00%
                                   Company    $28,291      20.68%      $10,944           8.00%
      Tier 1 risk-based capital    Bank       $26,374      19.28%      $ 5,471           4.00%
                                   Company    $27,380      20.02%      $ 5,472           4.00%

      Tier 1 leverage capital      Bank       $26,374      10.59%      $ 7,472           3.00%
                                   Company    $27,380      10.91%      $10,041           4.00%

--------------------
<F1>  For purposes of calculating Total risk-based capital and Tier 1 risk-
      based capital, assets are based on total risk-weighted assets. In calculating Tier 1 leverage capital, assets are based on adjusted total average assets.

      At September 30, 2003, the Bank and Company were considered "well capitalized" under FDIC guidelines.

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

      The FDIC has authority under Federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state bank if that bank is "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events, including: (a) insolvency (whereby the assets of the bank are less than its liabilities to depositors and others); (b) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (c) existence of an unsafe or unsound condition to transact business; (d) likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (e) insufficient capital or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

      Deposit Insurance. Pursuant to the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period. The three capital categories are (1) well capitalized,
(2) adequately capitalized and (3) undercapitalized. With respect to the capital ratios, institutions are classified as well capitalized, adequately capitalized or undercapitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed below. The FDIC also assigns an institution to a supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds which may include information provided by the institution's state supervisor.

      An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications to which different assessment rates are applied or combinations of capital groups and supervisory subgroups. Assessment rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank. In addition, legislation requires BIF-insured institutions like the Bank to assist in the payment of the Financing Corporation (the "FICO") bonds.

      Under FDICIA, the FDIC may terminate the insurance of an institution's deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank's management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

      Effective April 1, 2003, the Federal Reserve Board, or FRB, rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

      Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, became subject to Regulation W on July 1, 2003. All other covered affiliate transactions become subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

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

      Real Estate Lending Policies. FDIC regulations require that state-chartered non-member banks adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

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

      Safety and Soundness Standards. Pursuant to the requirements of FDICIA, each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

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

      Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Generally, an institution will be treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier 1 capital to risk-weighted assets is at least 6%, its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level. An institution will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier 1 capital to risk-weighted assets is at least 4%, and its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well-capitalized institution. An institution that has total risk-based capital of less than 8%, Tier 1 risk-based-capital of less than 4% or a leverage ratio that is less than 4% (or less than 3% if the institution is rated a composite "1" under the Uniform Financial Institutions Rating System) will be treated as "undercapitalized." An institution that has total risk-based capital of less than 6%, Tier 1 capital of less than 3% or a leverage ratio that is less than 3% will be treated as "significantly undercapitalized," and an institution that has a tangible capital to assets ratio equal to or less than 2% would be deemed to be "critically undercapitalized."

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

      Loans to a Bank's Insiders. A bank's loans to its executive officers, directors, any owner of 10% or more of its stock (each, an "insider") and any of certain entities affiliated to any such person (an insider's related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB's Regulation O there under. Under these restrictions, the aggregate amount of the loans to any insider and the insider's related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to the Bank's loans. See "Massachusetts Banking Regulation - Loans-to-One Borrower

Limitations." All loans by a bank to all insiders and insiders' related interests in the aggregate may not exceed the bank's unimpaired capital and unimpaired retained earnings. With certain exceptions, loans to an executive officer, other than loans for the education of the officer's children and certain loans secured by the officer's residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank's capital and unimpaired retained earnings. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the Board of Directors of the bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider's related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank's unimpaired capital and retained earnings. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

      Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

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

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations, but not less than $500. The Bank was in compliance with this requirement with an investment in FHLB stock at September 30, 2003, of $1,250,000.

      The FHLB serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHFB System. It offers advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB.

      Federal Home Loan Bank System Modernization Act of 1999. Title 6 of the GLBA, entitled the Federal Home Loan Bank System Modernization Act of 1999 ("FHLB Modernization Act"), has amended the FHLB Act by allowing for voluntary membership and modernizing the capital structure and governance of the FHLB system. The new capital structure established under the FHLB Modernization Act sets forth new leverage and risk-based capital requirements based on permanence of capital. It also requires some minimum investment in FHLB stock of all member entities. Capital will include retained earnings and two forms of stock: Class A stock redeemable within six months written notice and Class B stock redeemable within five years written notice. The FHLB Modernization Act provides a transition period to the new capital regime, which will not be effective until the FHLB enacts implementing regulations. The FHLB Modernization Act also reduces the period of time in which a member exiting the FHLB system must stay out of the system.

      Pursuant to regulations promulgated by the FHFB, as required by the GLBA, the FHLB of Boston has adopted, and the FHFB has approved, a capital plan that changes the foregoing minimum stock ownership requirements for FHLB of Boston stock. Under the new capital plan, each member of the FHLB of Boston must maintain a minimum investment in FHLB of Boston capital stock in an amount equal to the sum of (i) .35% of member eligible collateral (subject to a minimum of $10,000 and a maximum of $25,000,000, per member), and (ii) 4.50% of the member's activity-based assets.

      As a member, the Bank is required to purchase and maintain stock in the FHLB. At September 30, 2003, the Bank was in compliance with this requirement.

Holding Company Regulation

      Federal Regulation. The MHC and the Company are governed as bank holding companies under the BHCA. Bank holding companies are subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of September 30, 2003, the Company's total capital and Tier 1 capital ratios for the MHC and the Company exceed these minimum capital requirements.

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

      The status of the Company and the MHC as registered bank holding companies under the BHCA does not exempt them from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

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

      Under the FDICA, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would potentially be applicable to the Company if it ever acquired, as a separate subsidiary, a depository institution in addition to the Bank.

Acquisition of the Company

      Under federal law, no person may acquire control of the Company or the Bank without first obtaining, as summarized below, approval of such acquisition of control by the FRB.

      Federal Restrictions. Under the federal Change in Bank Control Act, any person (including a company), or group acting in concert, seeking to acquire 10% or more of the outstanding shares of the Company's common stock will be required to submit prior notice to the FRB, unless the FRB has found that the acquisition of such shares will not result in a change in control of the Company. Under the BHCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control," within the meaning of the BHCA, of the Company. The term "control" is defined generally under the BHCA to mean the ownership or power to vote 25% more of any class of voting securities of an institution or the ability to control in any manner the election of a majority of the institution's directors. An existing bank holding company would require FRB approval prior to acquiring more than 5% of any class of voting stock of the Company.

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

USA PATRIOT Act

      In response to the events of September 11, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

      Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

      * Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Interim final rules implementing Section 352 were issued by the Treasury Department on April 29, 2002 and were subsequently amended on November 6, 2002 and November 14, 2002. Such rules state that a financial institution is in compliance with Section 352 if it implements and maintains an anti-money laundering program that complies with the anti-money laundering regulations of its federal functional regulator.

      * Bank regulators have issued a Joint Final Rule that provides for minimum standards with respect to customer identification and verification. The rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers generally. A financial institution's program would also have to contain procedures to verify the identity of customers within a reasonable period of time, generally through the use of the same forms of identity verification currently in use, such as through driver's licenses, passports, credit reports and other similar means.

      * Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. A final rule under Section 312 was issued by the Treasury Department on September 26, 2002. The rule states that a due diligence program is reasonable if it comports with existing best practices standards for banks that maintain correspondent accounts for foreign banks and evidences good faith efforts to incorporate due diligence procedures for accounts posing increased risk of money laundering. In addition, an enhanced due diligence program is reasonable if it comports with best practices standards and focuses enhanced due diligence measures on those correspondent accounts posing a particularly high risk of money laundering based on the bank's overall assessment of the risk posed by the foreign correspondent bank. Finally, a private banking due diligence program must be reasonably designed to detect and report money laundering and the existence of proceeds of foreign corruption. Such a program is reasonable if it focuses on those private banking accounts that present a high risk of money laundering. The deadline for compliance with this rule, as extended, was March 31, 2003.

      * Effective December 26, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

      * Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

      Although we anticipate that we will incur additional expense in complying with the provisions of the USA PATRIOT Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

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

      * an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;

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

      The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Securities Exchange Act. To date, the SEC has implemented some of the provisions of the Sarbanes-Oxley Act. However, the SEC continues to issue final rules, reports, and press releases. As the SEC provides new requirements, we review those rules and comply as required. Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

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

ITEM 2. DESCRIPTION OF PROPERTY

      The Company conducts its business at the main office of the Bank and its five retail banking offices, four of which are full service branch offices. As of September 30, 2003, these properties and leasehold improvements owned by the Company and the Bank had an aggregate net book value of $4.5 million.


                                         Original Date
                             Lased or      Leased or       Date of Lease
      Location                Owned        Acquired          Expiration
      ------------------------------------------------------------------

      Main Office:
        100 E. Main Street    Owned        06/10/75             N/A
        Westborough, MA

      Branch Offices:
        33 W. Main Street     Owned        05/01/54             N/A
        Westborough, MA

      53 W. Main Street       Owned        07/01/81             N/A
      Northborough, MA

      23 Maple Avenue         Owned        5/12/03              N/A
      Shrewsbury, MA

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2003.

PART II

ITEM 5. MARKET FOR THE COMPANY COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Information relating to the market for the Company's common equity, related stockholder matters and payment of dividends by the Company appears in the 2003 Annual Report to Shareholders, which is attached to this Form 10-KSB as Exhibit 13, and is incorporated herein by reference.

      The table below reflects the stock trading price and dividend payment frequency of the Company's stock for year ending September 30, 2003. The quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not represent actual transactions.


                       High Price    Low Price    Average Price    Dividends per share
                       ---------------------------------------------------------------

      First Quarter      $24.00       $21.80         $22.58               $.05

      Second Quarter     $23.80       $23.00         $23.53               $.05
      Third Quarter      $30.00       $25.50         $28.85               $.05
      Fourth Quarter     $32.00       $28.65         $29.50               $.05

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain of the above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the 2003 Annual Report to Shareholders, which is attached to this Form 10-KSB as Exhibit 13, and is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

      The following information appearing in the Company's 2003 Annual Report to Shareholders, which is attached to this Form 10-KSB as Exhibit 13, is incorporated herein by reference.

Annual Report Section                             Pages in Annual Report
---------------------                             ----------------------

Independent Auditors' Report                            F-1

Consolidated Balance Sheets as of
 September 30, 2003 and 2002                            F-2

Consolidated Statements of Income for the
 Years Ended September 30, 2003, 2002 and 2001          F-3 to F-4

Consolidated Statements of Changes in

Stockholders' Equity for the Years Ended
 September 30, 2003, 2002 and 2001                      F-5 to F-6

Consolidated Statements of Cash Flows for the
 Years Ended September 30, 2003, 2002 and 2001          F-7 to F-8

Notes to the Consolidated Financial Statements          F-9 to F-41

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent consolidated financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

      Management, including the Company's President and Chief Executive Officer and Senior Vice President, Treasurer and Clerk, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer and Senior Vice President, Treasurer and Clerk concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND PRINCIPAL OFFICERS

      The information relating to directors and executive officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 29, 2004, a copy of which was filed with the SEC on December 19, 2003.

ITEM 10. EXECUTIVE COMPENSATION

      The information relating to executive compensation is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 29, 2004, a copy of which was filed with the SEC on December 19, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 29, 2004, a copy of which was filed with the SEC on December 19, 2003.

      The following table sets forth the aggregate information of the Company's equity compensation plans in effect as of September 30, 2003.


                                                                                Number of securities
                          Number of securities                                remaining available for
                              to be issued          Weighted-average           future issuance under
                            upon exercise of       exercise price of         equity compensation plans
                          outstanding options,    outstanding options,    (excluding securities reflected
Plan category             warrants and rights      warrants and rights      in column (a)) see note (1)
-------------             --------------------    --------------------    -------------------------------

                                   (a)                    (b)                           (c)
Equity compensation
 plans approved
 by security holders             38,700                  $11.48                       15,587

Equity compensation
 plans not approved by
 security holders                 none                    none                         none
                                  ----                                                 ----

      Total                      38,700                  $11.48                       15,587
                                 ======                  ======                       ======

Note (1) This amount represents 11,848 and 3,739 shares remaining to be issued from the 2001 Stock Option Plan and the 2001 Recognition and Retention Plan, respectively.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information relating to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 29, 2004, a copy of which was filed with the SEC on December 19, 2003.

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

10.1(a)1 Amendment No. 2 to Employee Stock Ownership Plan of Westborough Financial Services, Inc.

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

10.6 Form of Officers' Deferred Compensation Plan of Westborough Financial Services, Inc. **

13.1        Annual Report of Westborough Financial Services, Inc.

14.1        Code of Ethics of Senior Financial Officers

21.1        Subsidiaries of the Registrant.*

23.1        Consent of Wolf & Company, P.C.

31.1 Certificate of the CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certificate of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Proxy Statement for the 2004 Annual Meeting of Shareholders of Westborough Financial Services, Inc., previously filed with the SEC on December 19, 2003.

* Incorporated herein by reference to the Registration Statement on Form SB-2 (Registration No. 333-80075), as filed with the Securities and Exchange Commission on June 4, 1999, as amended.
** Incorporated by reference to the Company's Form 10-KSB for the year ended September 30, 2001, as filed with the Securities and Exchange Commission on December 28, 2001.

      (b)   Reports on Form 8-K.

      The Company filed a report on form 8-K with the SEC on July 29, 2003 reporting its earnings for the period ended June 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information relating to principal accountant fees and services is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 29, 2004, a copy of which was filed with the SEC on December 19, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WESTBOROUGH FINANCIAL SERVICES, INC.

                                       By:  /s/ Joseph F. MacDonough
                                            -------------------------------
                                            Joseph F. MacDonough
                                            President and Chief Executive
                                            Officer
                                            (Duly Authorized Representative)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Name                             Title                  Date
            ----                             -----                  ----

/s/ Walter A. Kinell, Jr.        Chairman of the Board        December 29, 2003
-----------------------------    of Directors
Walter A. Kinell, Jr.


/s/ Joseph F. MacDonough         President, Chief Executive   December 29, 2003
-----------------------------    Officer and Director
Joseph F. MacDonough             (Principal Executive and
                                 Operating Officer)

/s/ James N. Ball                Director                     December 29, 2003
-----------------------------
James N. Ball

/s/ Nelson P. Ball               Director                     December 29, 2003
-----------------------------
Nelson P. Ball

/s/ Edward S. Bilzerian          Director                     December 29, 2003
-----------------------------
Edward S. Bilzerian

/s/ Nancy M. Carlson             Director                     December 29, 2003
-----------------------------
Nancy M. Carlson


/s/ David E. Carlstrom           Director                     December 29, 2003
-----------------------------
David E. Carlstrom

/s/ John L. Casagrande           Senior Vice President,       December 29, 2003
-----------------------------    Treasurer, Clerk and
                                 Director
John L. Casagrande               (Principal Financial and
                                 Accounting Officer)

/s/ Benjamin H. Colonero, Jr.    Director                     December 29, 2003
-----------------------------
Benjamin H. Colonero, Jr.

/s/ William W. Cotting, Jr.      Director                     December 29, 2003
-----------------------------
William W. Cotting, Jr.

/s/Robert G. Daniel              Director                     December 29, 2003
-----------------------------
Robert G. Daniel

/s/ Robert A. Klugman            Director                     December 29, 2003
-----------------------------
Robert A. Klugman

/s/ Roger B. Leland              Director                     December 29, 2003
-----------------------------
Roger B. Leland

/s/ Paul F. McGrath              Director                     December 29, 2003
-----------------------------
Paul F. McGrath

/s/ Charlotte C. Spinney         Director                     December 29, 2003
-----------------------------
Charlotte C. Spinney

/s/ Phyllis A. Stone             Director                     December 29, 2003
-----------------------------
Phyllis A. Stone

/s/ James E. Tashjian            Director                     December 29, 2003
-----------------------------
James E. Tashjian