Form 10QSB
period 2003-12-31
WESTBOROUGH FINANCIAL SERVICES INC
filed 2004-02-13
CIK 1087843

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2003

                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                    SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ To ___________

                      Commission file number: 000-27997

                    Westborough Financial Services, Inc.
    (Exact name of small business registrant as specified in its charter)

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
            (Registrant's telephone number, including area code)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                       Outstanding as of February 12, 2004
            -----                       -----------------------------------

Common Stock, par value $0.01                        1,587,974

Transitional Small Business Disclosure Format (check one):

YES          NO    X
     -----       -----

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

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

             Westborough Financial Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                           (Dollars in thousands)


                                                                       December 31,    September 30,
                                                                           2003            2003
                                                                       ------------    -------------
                                                                                (unaudited)

Assets
  Cash and due from banks                                               $  3,131        $  4,190
  Federal funds sold                                                       3,057           6,024
  Short-term investments                                                     791           1,687
                                                                        --------        --------
      Total cash and cash equivalents                                      6,979          11,901

  Securities available for sale                                           88,674          87,590
  Federal Home Loan Bank stock, at cost                                    1,250           1,250
  Loans, net                                                             143,269         141,557
  Banking premises and equipment, net                                      6,586           6,708
  Accrued interest receivable                                              1,294           1,179
  Deferred income taxes                                                      297              93
  Cash surrender value of life insurance                                   4,418           4,365
  Other assets                                                             1,285           1,479
                                                                        --------        --------
      Total assets                                                      $254,052        $256,122
                                                                        ========        ========

Liabilities and Stockholders' Equity
  Deposits                                                              $213,881        $215,898
  Federal Home Loan Bank advances                                          9,500           9,500
  Mortgagors' escrow accounts                                                237             208
  Accrued expenses and other liabilities                                   1,766           1,798
                                                                        --------        --------
      Total liabilities                                                  225,384         227,404
                                                                        --------        --------

Commitments and Contingencies

Preferred stock, $.01 par value, 1,000,000
 shares authorized, none outstanding
Common stock, $.01 par value, 5,000,000 shares authorized,
 1,586,374 and 1,586,174 issued and outstanding, respectively                 16              16
Additional paid-in capital                                                 4,726           4,706
Retained earnings                                                         23,595          23,325
Accumulated other comprehensive income                                       923           1,290
Unearned compensation-RRP (14,659 shares)                                   (268)           (288)
Unearned compensation-ESOP (32,412 and 33,149 shares, respectively)         (324)           (331)
                                                                        --------        --------
      Total stockholders' equity                                          28,668          28,718
                                                                        --------        --------
      Total liabilities and stockholders' equity                        $254,052        $256,122
                                                                        ========        ========

See accompanying notes to unaudited consolidated financial statements

             Westborough Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Income
                (Dollars in thousands, except per share data)


                                                                   Three-months Ended
                                                                      December 31,
                                                                -----------------------
                                                                   2003          2002
                                                                      (unaudited)

Interest and dividend income:
  Interest and fees on loans                                    $   2,016     $   2,102
  Interest and dividends on investment securities                     943         1,065
  Interest on federal funds sold                                        6            35
  Interest on short term investments                                    4             8
                                                                ---------     ---------
      Total interest and dividend income                            2,969         3,210
                                                                ---------     ---------

Interest expense:
  Interest on deposits                                                626           985
  Interest on borrowings                                              133           157
                                                                ---------     ---------
      Total interest expense                                          759         1,142
                                                                ---------     ---------
Net interest income                                                 2,210         2,068
Provision for loan losses                                              30             0
                                                                ---------     ---------
Net interest income, after provision for loan losses                2,180         2,068
                                                                ---------     ---------

Other income:
  Customer service fees                                               175           165
  (Loss) gain on sales of securities available for sale, net           (1)            4
  Gain on sales of mortgages                                            4             0
  Miscellaneous                                                        55            59
                                                                ---------     ---------
      Total other income                                              233           228
                                                                ---------     ---------

Operating expenses:
  Salaries and employee benefits                                    1,003           967
  Occupancy and equipment                                             290           305
  Data processing                                                     174           163
  Marketing                                                            28            53
  Professional fees                                                    52            65
  Other general and administrative                                    350           347
                                                                ---------     ---------
      Total operating expenses                                      1,897         1,900
                                                                ---------     ---------
Income before provision for income taxes                              516           396
Provision for income taxes                                            167           118
                                                                ---------     ---------
Net income                                                      $     349     $     278
                                                                =========     =========

Number of weighted average shares outstanding-Basic             1,538,835     1,527,688
Earnings per share - Basic                                      $    0.23     $    0.18
Number of weighted average shares outstanding-Dilutive          1,560,727     1,547,905
Earnings per share-Dilutive                                     $    0.22     $    0.18

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
         Consolidated Statements of Changes in Stockholders' Equity
                           (Dollars in thousands)


                                                                             Accumulated
                                                    Additional                  Other       Unearned     Unearned
                                           Common    Paid-in     Retained   Comprehensive      RRP     Compensation
                                           Stock     Capital     Earnings   Income (Loss)     Stock        ESOP        Total
                                           ------   ----------   --------   -------------   --------   ------------    -----

Balance at September 30, 2002               $16       $4,583     $22,676       $1,439        $(365)       $(360)      $27,989
                                                                                                                      -------

Comprehensive income:
  Net income                                  0            0         278            0            0            0           278
  Change in net unrealized gain
   on securities available for sale, net
   of reclassification adjustment and
   tax effects                                0            0           0          111            0            0           111
                                                                                                                      -------
      Total comprehensive income                                                                                          389
                                                                                                                      -------
Cash dividends declared ($.05 per share)      0            0         (79)           0            0            0           (79)
ESOP shares released and committed to
 to be released (8,841 shares)                0            9           0            0            0            6            15
Amortization of RRP stock                     0            0           0            0           19            0            19
                                            ---       ------     -------       ------        -----        -----       -------
Balance at December 2002                    $16       $4,592     $22,875       $1,550        $(346)       $(354)      $28,333
                                            ===       ======     =======       ======        =====        =====       =======

Balance September 30, 2003                  $16       $4,706     $23,325       $1,290        $(288)       $(331)      $28,718
                                                                                                                      -------

Comprehensive income:
  Net income                                  0            0         349            0            0            0           349
  Change in net unrealized gain
   on securities available for sale, net
   of reclassification adjustment and
   tax effects                                0            0           0         (367)           0            0          (367)
                                                                                                                      -------
      Total comprehensive income                                                                                          (18)
                                                                                                                      -------
Cash dividends declared ($.05 per share)      0            0         (79)           0            0            0           (79)
ESOP shares released and committed
 to be released (11,788 shares)               0           17           0            0            0            7            24
Amortization of RRP stock                     0            0           0            0           20            0            20
Issuance of common stock under
 stock option plan, net of
 income tax benefits                          0            3           0            0            0            0             3
                                            ---       ------     -------       ------        -----        -----       -------
Balance at December 31, 2003 (unaudited)    $16       $4,726     $23,595       $  923        $(268)       $(324)      $28,668
                                            ===       ======     =======       ======        =====        =====       =======

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                           (dollars in thousands)


                                                              Three Months Ended
                                                                 December 31,
                                                             --------------------
                                                               2003        2002
                                                               ----        ----
                                                                  (unaudited)

Cash flows from operating activities:
  Net income                                                 $   349     $   278
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
    Provision for loan losses                                     30           0
    Net amortization on securities                               132          39
    Amortization of net deferred loan costs and discounts         (1)          0
    Depreciation and amortization expense                        138         159
    Loss (gain) on sales and calls of securities, net              1          (4)
    Gain on sales of mortgages                                    (4)          0
    Increase in accrued interest receivable                     (115)        (88)
    Deferred income tax benefit                                  (72)        (49)
    ESOP shares released and committed to be released             24          15
    Amortization of RRP stock                                     20          19
    Increase in bank-owned life insurance                        (53)       (104)
    Other, net                                                   162        (301)
                                                             -------     -------
      Net cash provided (used) by operating activities           611         (36)
                                                             -------     -------

Cash flows from investing activities:
  Activity in available-for-sale securities:
    Sales and calls                                            4,750       1,000
    Maturities                                                   500           0
    Purchases                                                 (9,361)    (16,042)
    Principal payments                                         2,395       2,453
    Loan (originations) principal payments, net               (1,737)      4,306
    Purchase of banking premises and equipment, net              (16)       (607)
                                                             -------     -------
      Net cash used by investing activities                   (3,469)     (8,890)
                                                             -------     -------

Cash flows from financing activities:
  Net (decrease) increase in deposits                         (2,017)      7,088
  Issuance of common stock under stock option plan,
   net of tax benefits                                             3
  Net increase (decrease) in mortgagors' escrow accounts          29         (31)
  Dividends paid                                                 (79)        (79)
                                                             -------     -------
      Net cash (used) provided by financing activities        (2,064)      6,978
                                                             -------     -------

Net change in cash and cash equivalents                       (4,922)     (1,948)

Cash and cash equivalents at beginning of period              11,901      19,253
                                                             -------     -------

Cash and cash equivalents at end of period                   $ 6,979     $17,305
                                                             =======     =======

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
            Notes to Unaudited Consolidated Financial Statements

      1)    Basis of Presentation and Consolidation.

      The unaudited consolidated interim financial statements of Westborough Financial Services, Inc. and Subsidiary (the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended September 30, 2003, included in the Annual Report on Form 10-KSB of the Company, the holding company for The Westborough Bank (the "Bank").

      The unaudited consolidated interim financial statements herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the consolidated interim financial statements reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements of the Company's 2003 Annual Report to Stockholders.

      2)    Contingencies.

      At December 31, 2003, the Bank had residential and commercial loan commitments to borrowers of $5.0 million, commitments for home equity loans of $155 thousand, available home equity lines of credit of $11.5 million, unadvanced funds on commercial lines of credit, overdrafts and participation loans of $3.0 million, unadvanced funds on construction mortgages of $3.0 million and personal overdraft lines of credit of approximately $490 thousand. The Bank had no commitments to purchase or sell securities at December 31, 2003.

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

Item 2.     Management's Discussion and Analysis.

General

      The following discussion compares the financial condition of the Company and its wholly-owned subsidiary, the Bank, at December 31, 2003 and September 30, 2003, and the results of operations for three-months ended December 31, 2003, compared to the same period in 2002. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes that are included within this report.

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

      The Bank's results of operations depend primarily on net interest income. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets and the interest it pays on its interest-bearing liabilities. Interest-earning assets primarily consist of mortgage loans and investment securities. Interest-bearing liabilities consist primarily of certificates of deposit, savings accounts and borrowings. The Bank's results of operations are also affected by its provision for loan losses, income from security transactions, other income and operating expenses. Operating expenses consist primarily of salaries and employee benefits, occupancy, data processing, marketing, professional fees and other general and administrative expenses. Other income consists mainly of customer service fees and charges, income from bank-owned life insurance and fees from the sale of non-insured investment products.

      The Bank's results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Bank. Additionally, the Bank's lending activity is concentrated in loans secured by real estate located in Westborough, Northborough and Shrewsbury, Massachusetts. Accordingly, the Bank's results of operations are affected by regional market and economic conditions.

Comparison of Financial Condition at December 31, 2003 and September 30,
2003

      Total assets declined by $2.1 million, or 0.8%, to $254.1 million at December 31, 2003 from $256.1 million at September 30, 2003 and primarily reflected the internal funding of a $2.0 million decline in deposits. Total cash and cash equivalents declined by $4.9 million, or 41.4%, to $7.0 million at December 31, 2003 from $11.9 million at September 30, 2003 and primarily reflects cash flows utilized to fund deposit outflows of $2.0 million, growth in securities available for sale of $1.1 million and growth in loans, net of $1.7 million. Regarding the growth in loans, the Company experienced net loan growth of 1.2%. The primary categories of loan growth were in home equity lines-of-credit, which increased approximately 11%, to $10.6 million, and commercial loans, which increased approximately 9%, to $20.9 million. Other loan categories were generally flat and reflected the general decline in home refinancing and the seasonal aspects of the local housing market.

      Total deposits declined $2.0 million, or 0.9%, to $213.9 million at December 31, 2003 from $215.9 million at September 30, 2003. Most of this decrease occurred in the Company's regular savings and certificates of deposit accounts. Regular savings accounts declined 1.5%, to $115.9 million at December 31, 2003 and certificates of deposit accounts declined 5.4%, to $51.2 million at December 31, 2003. While management believes it is competitive in the rates of interest offered to current and prospective customers, the recent general improvement in the stock market most likely motivated some Bank customers to shift their liquid and maturing deposits to their outside brokerage accounts.

      Total stockholders' equity decreased by $50 thousand, or 0.2%, to $28.7 million at December 31, 2003 from $28.7 million at September 30, 2003 primarily as a result of a $367 thousand decline in the after-tax market value of the Bank's net unrealized gain on securities available for sale and the payment of a $79 thousand dividend to stockholders during this period. Most of the securities available for sale are sensitive to changes in market interest rates and, as a result of a general increase in interest rates during this period and the maturity or call of higher yielding securities, the underlying market value of securities available for sale declined accordingly. The decline in stockholders' equity was offset, to a lesser extent, by net income of $349 thousand for three-months ended December 31, 2003.

Comparison of Operating Results for Three-Months Ended December 31, 2003
and 2002

      Net Income: The Company reported earnings per share (dilutive) for three-months ended December 31, 2003 of $0.22 on net income of $349 thousand, as compared to $278 thousand, or $0.18 per share (dilutive), for three-months ended December 31, 2002. The Company's annualized return on average assets was 0.54% for three-months ended December 31, 2003, as compared to 0.45% for three-months ended December 31, 2002.

      The increase in net income was primarily due to an increase in the Company's net interest income. Net interest income increased by $142 thousand, or 6.9%, to $2.2 million for three-months ended December 31, 2003, as compared to $2.1 million for three-months ended December 31, 2002. The increase in net interest income was primarily the result of a decline in the rates of interest paid on the Company's interest-bearing liabilities, offset, to a lesser extent, by a reduction in the rates of interest earned on the Company's loans and investment securities. Following the general decline in market interest rates, the rate of interest paid on interest-bearing liabilities declined 0.89%, to 1.44%, for three-months ended December 31, 2003, from 2.33% for three-months ended December 31, 2002. The rate of interest earned on the Company's interest-earning assets declined 0.69%, to 4.95%, for three-months ended December 31, 2003, from 5.64% for three-months ended December 31, 2002 and reflected the general decline in securities re-investment interest rates and the desire of loan customers to refinance or renegotiate their loans to lower rates. For three-months ended December 31, 2003, the Company's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased 0.20%, to 3.51%, from 3.31% for the comparative three-months ended December 31, 2002. Operating expenses remained relatively flat at $1.9 million for both quarters-ended December 31, 2003 and December 31, 2002 and, expressed as a percent of average assets, operating expenses declined to 2.95% for three-months ended December 31, 2003 as compared to 3.08% for three-months ended December 31, 2002.

      The following schedule of the Bank's net interest rate spread and net interest margin for the periods indicated is based upon average balances and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:


                                            Three-months Ended
                                               December 31,
                                            ------------------     Increase
                                               2003     2002      (decrease)
                                               ----     ----      ----------

Interest-earning assets:
  Short-term investments (1)                  0.81%    1.04%        -0.23%
  Investment Securities (2)                   4.15%    5.20%        -1.05%
  Loans (3)                                   5.60%    6.51%        -0.91%
      Total interest-earning assets           4.95%    5.64%        -0.69%

Interest-bearing liabilities:
  NOW accounts                                0.08%    0.25%        -0.17%
  Savings accounts (4)                        1.08%    1.76%        -0.68%
  Money market deposit accounts               1.03%    1.62%        -0.59%
  Certificate of deposit accounts             2.19%    3.22%        -1.03%
  Total interest-bearing deposits             1.26%    2.11%        -0.85%
  Borrowed funds                              4.89%    6.61%        -1.72%
      Total interest-bearing liabilities      1.44%    2.33%        -0.89%

Net interest rate spread (5)                  3.51%    3.31%         0.20%
Net interest margin (6)                       3.69%    3.63%         0.06%

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

      Interest and Dividend Income: The Bank's interest and dividend income declined by $241 thousand, or 7.5%, to $3.0 million for three-months ended December 31, 2003 as compared to $3.2 million for three-months ended December 31, 2002. The decline was due to the combination of lower rates earned on average interest-earning assets offset, to a lesser extent, by an increase in the average volume of interest-earning assets. Following reductions in short-term rates by the Federal Open Market Committee, the Bank's average interest rate earned on all interest-earning assets declined to 4.95% for three-months ended December 31, 2003 from 5.64% for three-months ended December 31, 2002. However, the average volume of interest-earning assets for three-months ended December 31, 2003 increased to $239.8 million as compared to an average volume of $227.8 million for three-months ended December 31, 2002. This increase in average volume of interest-earning assets was primarily the result of positive cash flows from interest-bearing deposits. This increase in volume was invested in assets with comparatively lower interest-earning rates. The average balance of investment securities for three-months ended December 31, 2003 increased to $90.8 million, earning 4.15% as compared to an average balance of $82.0 million, earning 5.20% for three-months ending December 31, 2002. The average balance of short-term investments for three-months ended December 31, 2003 declined to $4.9 million earning 0.81% as compared to an average balance of $16.6 million earning 1.04% for three-months ending December 31, 2002. In this environment of low interest rates, management has chosen to reduce the balance of short-term investments, and to re-invest such balances in longer-term investment securities that offer higher rates of interest and, when necessary, to borrow overnight funds from the Federal Home Loan Bank of Boston (the "FHLBB"). The average balance of loans for three-months ended December 31, 2003, increased to $144.0 million earning 5.60%, as compared to an average balance of $129.2 million earning 6.51% for three-months ending December 31, 2002. While the volume of net new fixed-rate and home equity loans increased, the Bank continued to experience a decline in its rate of interest earned on loans primarily due to the general decline in market-based interest rates offered on new loans granted during the period, a decline in the rates of interest charged on adjustable-rate loans which were subject to contractual adjustment, and unscheduled customer refinancing and renegotiations of existing loan interest rates.

      Interest Expense: Total interest expense declined by $383 thousand, or 33.5%, to $759 thousand for three-months ended December 31, 2003, from $1.1 million for three-months ended December 31, 2002. The decline in interest expense was mainly due to management of the Bank constantly monitoring and actively reducing rates offered on various deposit accounts to coincide with the general decline in competitive loan, investment and deposit interest rates. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and borrowings) increased to $210.4 million, with a cost of 1.44%, for three-months ended December 31, 2003 as compared to $196.0 million, with a cost of 2.33%, for three-months ending December 31, 2002. The average volume of interest-bearing deposits increased to $199.5 million, with a cost of 1.26%, for three-months ended December 31, 2003 as compared to $186.5 million, with a cost of 2.11%, for three-months ended December 31, 2002. As noted in the above discussion of interest and dividend income, when necessary, management borrows overnight funds from the FHLBB. As a result, the average balance of borrowings increased to $10.9 million, with an average cost of 4.89%, for three-months ended December 31, 2003, as compared to an average balance of $9.5 million, with an average cost of 6.61%, for three-months ended December 31, 2002.

      Net Interest Income: The Bank's net interest income increased by $142 thousand, or 6.9%, for three-months ended December 31, 2003, to $2.2 million, from $2.1 million for three-months end December 31, 2002. As noted above, the increase was primarily attributed to the combination of a decrease in interest and dividend income of $241 thousand and a decline in interest expense of $383 thousand. The Bank's reduction in rates paid on interest-bearing deposit accounts exceeded the effect of lower yields on interest-earning assets, which resulted in an expanded net interest rate spread. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased by 0.20%, to 3.51% for three-months ended December 31, 2003 as compared to 3.31% for three-months ending December 31, 2002. In addition, the Bank's net interest margin, which represents net interest income as a percentage of average interest-earning assets, increased by 0.06% to 3.69% for three-months ended December 31, 2003 as compared to 3.63% for three-months ended December 31, 2002.

      Provision for Loan Losses: The Bank had a $30 thousand provision for loan losses for three-months ended December 31, 2003 compared to $0 for three-months ended December 31, 2002. Total loans at December 31, 2003 were $143.3 million, an increase of $1.7 million, from $141.6 million at September 30, 3003. The provision for loan losses is a result of management's periodic analysis of risks inherent in its loan portfolio as well as the adequacy of the allowance for loan losses. It is the Bank's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. As the Bank expands its commercial lending activities, management believes that growth in the provision for loan losses may be likely. Additionally, while management believes it continues to have excellent loan quality, with $622 thousand of non-accrual loans and non-performing assets at December 31, 2003, the Bank recognizes that it is located in a market and geographic area that is considered in the high technology and financial services belt and, most likely, the Bank's allowance for loan loss will reflect the relative health of these economic sectors. While management believes it's current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of mortgages and the sale of securities available for sale, and income from bank-owned life insurance ("BOLI"). Total other income increased by $5 thousand, or 2.2%, to $233 thousand for three-months ended December 31, 2003, from $228 thousand for the comparative three-months ended December 31, 2002. Within the category of customer service fees, commercial loan fee income was $72 thousand for three-months ended December 31, 2003, compared to $0 for three-months ended December 31, 2002, as the result of the receipt of a prepayment penalty on a large commercial real estate loan. Also, within the category of customer service fees, for the three-months ended December 31, 2003, ATM fees and fees from the sale of non-deposit investment products decreased by $16 thousand and $48 thousand, respectively, from the three-months ended December 31, 2002. ATM fees declined due to a change in the fee structure for point-of-sale transactions the Bank receives from merchants. With respect to fees earned from the sale of non-deposit investment products, the department consists of one sales representative. The Company hired a new sales representative to replace one who had previously left and it resulted in a temporary decline in the level of income earned during the transition period.

      With regard to the Company's common stock holdings, the Company's internal investment policy requires management to either write-down to market value, or sell, any common stock issue that has sustained a decline in market value of 50% or more, for a continuous period of nine-months or more. Although management believes that it has established and maintained an adequate accounting policy as it relates to investment impairment, such judgments involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed with the

Audit Committee and the Company's Board of Directors. For three-months ended December 31, 2003 and December 31, 2002, no investment in common stock met the criteria noted above.

      Operating Expenses: For three-months ended December 31, 2003, operating expenses declined by $3 thousand, or 0.2%, to $1.9 million. While salary and benefit expenses and data processing expenses increased, occupancy and equipment, marketing and professional expenses declined for three-months ended December 31, 2003.

      Salary and employee benefits expenses increased $36 thousand, or 3.7%, to $1 million for three-months ended December 31, 2003, as compared to three-months ended December 31, 2002. Some salary and benefit expenses increased as a result of general salary adjustments, increases in medical insurance and pension costs. Alternatively, certain salary and benefit expenses declined. The Bank reduced its use of temporary outside help, reduced payments of sales incentives (primarily the sale of non-deposit investment products) and also, as a result of increased lending volume, was able to defer salary costs associated with the closing of new residential, commercial and construction loans. In the latter case, these deferred costs are considered yield adjustments, and are subsequently charged to interest income over the life of each loan. Data processing expenses increased $11 thousand, or 6.7%, to $174 thousand for three-months ended December 31, 2003, as compared to three-months ended December 31, 2002 primarily due to an increase in the volume of transactions. Marketing expense declined by $25 thousand, to $28 thousand, for three-months ended December 31, 2003 as compared to $53 thousand, for three-months ended December 31, 2002, primarily as a result of the in-house production of material for the 2004 Annual Meeting of Stockholders that had previously been produced by outside agencies. Professional fees declined by $13 thousand, to $52 thousand for three-months ended December 31, 2003 as compared to $65 thousand for three-months ended December 31, 2002 primarily as a result of a decline in legal fees. Occupancy and equipment expenses declined by $15 thousand, to $290 thousand for three-months ended December 31, 2003 as compared to $305 thousand for three-months ended December 31, 2002 primarily as a result of a decline in the level of depreciation expenses relating to software and computer equipment which was fully depreciated in the prior year. During this fiscal year, management expects to begin a program of replacing certain older generations of personal computers and software. Lastly, expenses relating to real estate taxes increased as towns in which the Bank operates increased their rates of property taxation.

      Income Taxes. Primarily as a result of an increase of income before the provision for income taxes, the provision for income taxes increased by $49 thousand, to $167 thousand, for three-months ended December 31, 2003 as compared to $118 thousand for three-months ended December 31, 2002, resulting in an effective tax rate of 32.4% and 29.8%, respectively. The Bank also utilizes a wholly-owned security investment subsidiary to substantially reduce state income taxes, receives the benefit of a dividends received deduction on common stock held and receives favorable tax treatment from the increase in the cash surrender value of BOLI.

Liquidity and Capital Resources

      The term "liquidity" refers to the Bank's ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. The Bank's primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by the Bank's operations. The Bank also borrows money from time to time from the FHLBB as part of its management of interest rate risk. At December 31, 2003, the Bank had $9.5 million in outstanding borrowings.

      Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

      The Bank's primary investing activities are the origination of one-to four-family real estate and other loans and the purchase of securities. During three-months ended December 31, 2003, the Bank originated loans of $17.1 million and experienced principal repayments on loans of $15.4 million. The Bank purchased securities of $9.4 million. Sales and calls on securities provided $4.8 million and principal payments on mortgage-backed securities provided an additional $2.4 million. There were $500 thousand of securities that matured during three-months ended December 31, 2003. During three-months ended December 31, 2003, the Bank experienced a net decrease in deposits of $2.0 million as depositors chose to move their money out of relatively low interest-earning deposit accounts and into the stock market and other alternative investments. These investing activities were financed primarily by a net decrease in cash and cash equivalents of $4.9 million during three-months ended December 31, 2003.

      As noted above, deposits declined by $2.0 million during three-months ended December 31, 2003. The level of interest rates and products offered by competitors and other general market factors affect deposit flows. Certificate of deposit accounts scheduled to mature within one year were $41.4 million at December 31, 2003. Based on the Bank's deposit retention experience and current pricing strategy, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund, the Federal Deposit Insurance Corporation and other available reports, which compare the Bank's liquidity with banks in its peer group. The Bank anticipates that it will have sufficient funds to meet its current funding commitments.

      At December 31, 2003, the Company's capital to assets ratio was 11.28% and it exceeded applicable regulatory capital requirements. Further, it does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit.

Off-Balance Sheet Arrangements

      The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Westborough Financial Services, Inc.

Date:  February 13, 2004         By: /s/ Joseph F. MacDonough
                                     ------------------------------------------
                                     President and Chief Executive Officer

Date:  February 13, 2004         By: /s/ John L. Casagrande
                                     ------------------------------------------
                                     Senior Vice-President, Treasurer and Clerk