Form 10QSB
period 2004-03-31
WESTBOROUGH FINANCIAL SERVICES INC
filed 2004-05-17
CIK 1087843

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2004

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

YES        X        NO
        -------            -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class                      Outstanding as of May 5, 2004
               -----                      -----------------------------

   Common Stock, par value $0.01                   1,588,674

Transitional Small Business Disclosure Format (check one):

YES                 NO        X
        -------            -------

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

                    WESTBOROUGH FINANCIAL SERVICES, INC.
                               AND SUBSIDIARY

INDEX

PART  I.  FINANCIAL INFORMATION                                           1
Item 1.   Financial Statements                                            1
          Consolidated Balance Sheets                                     1
          Consolidated Statements of Income                               2
          Consolidated Statements of Changes in Stockholders' Equity      3
          Consolidated Statements of Cash Flows                           4
          Notes to Unaudited Consolidated Financial Statements            5
Item 2.   Management's Discussion and Analysis.                           7
Item 3.   Controls and Procedures                                        20
PART II.  OTHER INFORMATION                                              21
Item 1.   Legal Proceedings                                              21
Item 2.   Changes in Securities and Small Business Issuer Purchases
          of Equity Securities                                           21
Item 3.   Defaults upon Senior Securities                                21
Item 4.   Submission of Matters to a Vote of Security Holders            22
Item 5.   Other Information                                              22
Item 6.   Exhibits and Reports on Form 8-K                               22

SIGNATURES                                                               23

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Westborough Financial Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                           (Dollars in thousands)

                                                  March 31,    September 30,
                                                    2004           2003
                                                  ---------    -------------
                                                         (unaudited)

Assets
  Cash and due from banks                         $  2,733       $  4,190
  Federal funds sold                                 3,931          6,024
  Short-term investments                             1,635          1,687
                                                  --------       --------
      Total cash and cash equivalents                8,299         11,901

  Securities available for sale                     93,646         87,590
  Federal Home Loan Bank stock, at cost              1,250          1,250
  Loans, net of allowance for loan losses of
   $951 and $911, respectively                     141,241        141,557
  Banking premises and equipment, net                6,560          6,708
  Accrued interest receivable                        1,148          1,179
  Deferred income taxes                                182             93
  Cash surrender value of life insurance             5,609          5,293
  Due from broker                                      220              0
  Other assets                                         621            551
                                                  --------       --------
      Total assets                                $258,776       $256,122
                                                  ========       ========

Liabilities and Stockholders' Equity
  Deposits                                        $211,969       $215,898
  Federal Home Loan Bank advances                   15,500          9,500
  Mortgagors' escrow accounts                          224            208
  Accrued expenses and other liabilities             1,864          1,798
                                                  --------       --------
      Total liabilities                            229,557        227,404
                                                  --------       --------

Commitments and Contingencies

Preferred stock, $.01 par value, 1,000,000
 shares authorized, none outstanding                     0              0
Common stock, $.01 par value, 5,000,000
 shares authorized, 1,588,674 and 1,586,174
 issued and outstanding, respectively                   16             16
Additional paid-in capital                           4,790          4,706
Retained earnings                                   23,815         23,325
Accumulated other comprehensive income               1,163          1,290
Unearned compensation-RRP (14,659 shares)             (248)          (288)
Unearned compensation-ESOP (31,675 and 33,149
 shares, respectively)                                (317)          (331)
                                                  --------       --------
      Total stockholders' equity                    29,219         28,718
                                                  --------       --------
      Total liabilities and stockholders'
       equity                                     $258,776       $256,122
                                                  ========       ========

See accompanying notes to unaudited consolidated financial statements

             Westborough Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Income
                (Dollars in thousands, except per share data)

                                                      Three Months Ended             Six Months Ended
                                                           March 31,                     March 31,
                                                   -------------------------     -------------------------
                                                      2004           2003           2004           2003
                                                      ----           ----           ----           ----
                                                          (unaudited)                   (unaudited)

Interest and dividend income:
  Interest and fees on loans                       $    1,881     $    1,993     $    3,897     $    4,095
  Interest and dividends on securities                    857          1,036          1,801          2,101
  Interest on federal funds sold                            9             24             15             59
  Interest on short term investments                        2              6              6             31
                                                   ----------     ----------     ----------     ----------
      Total interest and dividend income                2,749          3,059          5,719          6,286
                                                   ----------     ----------     ----------     ----------

Interest expense:
  Interest on deposits                                    572            850          1,198          1,835
  Interest on borrowings                                  128            154            261            311
                                                   ----------     ----------     ----------     ----------
      Total interest expense                              700          1,004          1,459          2,146
                                                   ----------     ----------     ----------     ----------
Net interest income                                     2,049          2,055          4,260          4,140
Provision for loan losses                                  10              0             40              0
                                                   ----------     ----------     ----------     ----------
Net interest income, after provision for
 loan losses                                            2,039          2,055          4,220          4,140
                                                   ----------     ----------     ----------     ----------

Other income:
  Customer service fees                                   202            114            378            279
  Gain (loss) on sales of securities available
   for sale, net                                           60             (7)            58             (3)
  Gain on sales of mortgages                               84              5             87              5
  Miscellaneous                                            43             43             98             85
                                                   ----------     ----------     ----------     ----------
      Total other income                                  389            155            621            366
                                                   ----------     ----------     ----------     ----------

Operating expenses:
  Salaries and employee benefits                        1,051            994          2,054          1,961
  Occupancy and equipment                                 330            322            620            627
  Data processing expenses                                174            147            348            310
  Marketing and advertising                                46             33             74             86
  Professional fees                                        87             84            139            149
  Other general and administrative                        309            333            659            680
                                                   ----------     ----------     ----------     ----------
      Total operating expenses                          1,997          1,913          3,894          3,813
                                                   ----------     ----------     ----------     ----------
Income before provision for income taxes                  431            297            947            693
Provision for income taxes                                132            118            299            236
                                                   ----------     ----------     ----------     ----------
Net income                                         $      299     $      179     $      648     $      457
                                                   ==========     ==========     ==========     ==========

Number of weighted average shares
 outstanding-Basic                                  1,540,821      1,528,424      1,539,469      1,527,951
Earnings per share-Basic                                $0.19          $0.12          $0.42          $0.30
Number of weighted average shares
 outstanding-Dilutive                               1,562,570      1,549,370      1,560,713      1,548,519
Earnings per share-Dilutive                             $0.19          $0.12          $0.42          $0.30

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
         Consolidated Statements of Changes in Stockholders' Equity
                           (Dollars in thousands)

                                                                         Accumulated
                                                   Additional                Other        Unearned       Unearned
                                           Common   Paid-in    Retained  Comprehensive  Compensation-  Compensation-
                                           Stock    Capital    Earnings  Income (Loss)       RRP           ESOP          Total
                                           ------  ----------  --------  -------------  -------------  -------------     -----

Balance at September 30, 2002               $16     $4,583     $22,676      $1,439          $(365)        $(360)        $27,989
                                                                                                                        -------

Comprehensive income:
  Net income                                  0          0         457           0              0             0             457
  Change in net unrealized gain on
   securities available for sale, net of
   reclassification adjustment and tax
   effects                                    0          0           0         (10)             0             0             (10)
                                                                                                                        -------
      Total comprehensive income                                                                                            447
                                                                                                                        -------
Cash dividends declared and paid
 $(.10 per share)                             0          0        (158)          0              0             0            (158)
ESOP shares released and committed
 to be released (1,474 shares)                0         19           0           0              0            13              32
Amortization of RRP stock                     0          0           0           0             38             0              38
                                            ---     ------     -------      ------          -----         -----         -------
Balance at March 31, 2003                   $16     $4,602     $22,975      $1,429          $(327)        $(347)        $28,348
                                            ===     ======     =======      ======          =====         =====         =======

Balance at September 30, 2003               $16     $4,706     $23,325      $1,290          $(288)        $(331)        $28,718
                                                                                                                        -------

Comprehensive income:
  Net income                                  0          0         648           0              0             0             648
  Change in net unrealized gain on
   securities available for sale, net of
   reclassification adjustment and tax
   effects                                    0          0           0        (127)             0             0            (127)
                                                                                                                        -------
      Total comprehensive income                                                                                            521
                                                                                                                        -------
Cash dividends declared and paid
 $(.10 per share)                             0          0        (158)          0              0             0            (158)
ESOP shares released and committed
 to be released (1,474 shares)                0         36           0           0              0            14              50
Amortization of RRP stock                     0          0           0           0             40             0              40
Issuance of common stock under stock
 option plan, net of income tax benefits      0         48           0           0              0             0              48
                                            ---     ------     -------      ------          -----         -----         -------
Balance at March 31, 2004 (unaudited)       $16     $4,790     $23,815      $1,163          $(248)        $(317)        $29,219
                                            ===     ======     =======      ======          =====         =====         =======

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                           (dollars in thousands)

                                                                  Six Months Ended
                                                                     March 31,
                                                               ----------------------
                                                                 2004          2003
                                                                 ----          ----
                                                                     (unaudited)

Cash flows from operating activities:
  Net income                                                   $    648      $    457
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                                        40             0
    Net amortization on securities                                  265            98
    Amortization of net deferred loan costs and discounts            (7)          (26)
    Depreciation expense                                            278           318
    (Gain) loss on sales and calls of securities available
     for sale, net                                                  (58)            3
    Gain on sales of mortgages                                      (87)           (5)
    Decrease in accrued interest receivable                          31            49
    Deferred income tax benefit                                    (105)         (105)
    ESOP shares released and committed to be released                50            32
    Amortization of RRP Stock                                        40            38
    Increase in bank-owned life insurance                          (316)         (353)
    Other, net                                                     (224)         (320)
                                                               --------      --------
      Net cash provided by operating activities                     555           186
                                                               --------      --------

Cash flows from investing activities:
  Activity in available for sale securities:
    Sales and calls                                               9,322         2,007
    Maturities                                                    3,000         1,495
    Purchases                                                   (22,453)      (21,101)
    Principal payments                                            3,757         5,869
  Loan sales                                                      4,884             0
  Loan (originations) principal payments, net                    (4,514)          856
  Purchase of banking premises and equipment                       (130)       (1,217)
                                                               --------      --------
      Net cash used by investing activities                      (6,134)      (12,091)
                                                               --------      --------

Cash flows from financing activities:
  Net increase (decrease) in deposits                            (3,929)       10,623
  Increase in FHLB advances                                       6,000             0
  Net increase (decrease) in mortgagors' escrow accounts             16           (34)
  Issuance of common stock under stock option plan, net of
   tax benefits                                                      48             0
  Dividends paid                                                   (158)         (158)
                                                               --------      --------
      Net cash provided by financing activities                   1,977        10,431
                                                               --------      --------

Net change in cash and cash equivalents                          (3,602)       (1,474)

Cash and cash equivalents at beginning of period                 11,901        19,253
                                                               --------      --------

Cash and cash equivalents at end of period                     $  8,299      $ 17,779
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

2)    Contingencies.

At March 31, 2004, the Bank had residential and commercial loan commitments to borrowers of $5.7 million, commitments for home equity loans of $541 thousand, available home equity lines of credit of $11.8 million, unadvanced funds on commercial lines of credit, overdrafts and participation loans of $3.0 million, unadvanced funds on construction mortgages of $1.6 million and personal overdraft lines of credit of approximately $498 thousand. The Bank had a commitment at March 31, 2004 to purchase on April 20, 2004, a $5.0 million, 15-yr fixed-rate mortgage-backed security. Also, at March 31, 2004, the Bank was committed to borrow $3.0 million from the FHLBB to settle on April 1, 2004.

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

      The Company applies APB Opinion 25 and related Interpretations in accounting for the Stock Option Plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                              Three Months Ended   Six Months Ended
                                                   March 31,           March 31,
                                              ------------------   ----------------
                                                2004      2003      2004      2003
                                                ----      ----      ----      ----

Net income                    As reported      $ 299     $ 179     $ 648     $ 457
                              Pro forma        $ 293     $ 173     $ 635     $ 444

Basic earnings per share      As reported      $0.19     $0.12     $0.42     $0.30
                              Pro forma        $0.19     $0.11     $0.41     $0.29

Diluted earnings per share    As reported      $0.19     $0.12     $0.42     $0.30
                              Pro forma        $0.19     $0.11     $0.41     $0.29

Item 2.  Management's Discussion and Analysis.

General

      The following discussion compares the financial condition of the Company and its wholly owned subsidiary, the Bank, at March 31, 2004 and September 30, 2003, and the results of operations for three and six-months ended March 31, 2004, compared to the same periods in 2003. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes that are included within this report.

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

      The Bank's results of operations depend primarily on net interest income. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets and the interest it pays on its interest-bearing liabilities. Interest-earning assets primarily consist of mortgage loans and investment securities. Interest-bearing liabilities consist primarily of certificates of deposit, savings accounts and borrowings. The Bank's results of operations are also affected by its provision for loan losses, income from security and mortgage transactions, income from the sale of non-deposit investment products, other income and operating expenses. Operating expenses consist primarily of salaries and employee benefits, occupancy, data processing, marketing, professional fees and other general and administrative expenses. Other income consists mainly of customer service fees and charges, income from bank-owned life insurance and fees from the sale of non-insured investment products.

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

Comparison of Financial Condition at March 31, 2004 and September 30, 2003

      The Company's total assets increased by $2.7 million, or 1.0%, to $258.8 million at March 31, 2004 from $256.1 million at September 30, 2003.
 While deposits declined by $3.9 million, or 1.8%, to $212.0 million from $215.9 million, advances from the Federal Home Loan Bank of Boston (the "FHLBB") increased by $6.0 million, or 63.2%, to $15.5 million at March 31, 2004. Management believes the recent decline in deposits is generally related to customer desires to invest in equity securities and to reduce personal debt. Management continually compares offering rates on retail certificates of deposits and other deposit rates with rates of advances from the FHLBB.

      During this period, management deemed it prudent to borrow money, rather than offer above-market rates on deposit products. Accordingly, the increase in advances was used primarily to fund the maturities of relatively higher-rate certificates of deposits and also to fund the purchases of securities available for sale. Securities available for sale increased by $6.1 million, or 6.9%, to $93.6 million, at March 31, 2004 as compared to $87.6 million at September 30, 2003. Much of the increase in securities available for sale was in the categories of federal agency mortgage-backed securities and bonds. During March 2004, the Company borrowed $5 million from the FHLBB to fund one-half of a $10 million purchase of 15-year, fixed-rate federal agency mortgage-backed securities with an average borrowing term selected to somewhat match the estimated life and other characteristics of the underlying securities. Also, at March 31, 2004, the Company had committed to borrow an additional $3 million from the FHLBB to partially fund the remaining $5 million of the aforementioned 15-year security.

      Loans declined by 0.2%, or $316 thousand, to $141.2 million. Within the category of loans, while commercial loans increased by $3.3 million from September 30, 2003 to March 31, 2004, residential real estate and home equity lines-of-credit declined by $3.4 million for the same period and primarily reflect the sale of $4.9 million fixed-rate mortgage loans, offset, to a lesser extent, by originations of new residential mortgage and home equity lines-of-credit. Regarding asset quality, non-performing loans declined to $561 thousand, or 0.40% of loans at March 31, 2004 as compared to $634 thousand, or 0.45% of total loans at September 30, 2003. Total stockholders' equity increased by $501 thousand, to $29.2 million at March 31, 2004 from $28.7 million at September 30, 2003 primarily as a result of current period net income, net of common stock dividends paid, changes in accumulated comprehensive income relating to the change in after-tax value in securities available for sale, the issuance of common stock relating to the Company's stock option plan, and due to recognition of earned compensation on the Company's employee stock ownership and recognition and retention plans.

Comparison of Operating Results for Three-Months Ended March 31, 2004
 and 2003

      Net Income: The Company reported earnings per share (dilutive) for three-months ended March 31, 2004 of $0.19 on net income of $299 thousand, as compared to $0.12 per share (dilutive) on net income of $179 thousand for three-months ended March 31, 2003. The Company's annualized return on average assets was 0.48% for three-months ended March 31, 2004 as compared to 0.29% for three-months ended March 31, 2003.

      The increase in net income for three-months ended March 31, 2004 was primarily due to an increase in customer service fees, plus net gains on the sale of securities available for sale and mortgages, offset, to a lesser extent, by an increase in operating expenses. Income from customer service fees increased by $88 thousand, or 77.2%, to $202 thousand for three-months ended March 31, 2004 as compared to $114 thousand for three-months ended March 31, 2003, primarily from an increase in fee income from the sale of non-deposit investment products, such as mutual funds and annuities. Additionally, for three-months ended March 31, 2004, the Company sold securities available for sale, primarily common stocks, and realized net pre-tax gains of $60 thousand, as compared to net pre-tax losses of $7 thousand for three-months ended March 31, 2003. Also, during three-months ended March 31, 2004, the Company sold 30 year fixed-rate mortgage loans, with servicing retained by the Bank, and recognized a pre-tax gain on the sale of $84 thousand, as compared to a pre-tax gain of $5 thousand, on a substantially reduced volume of loans sold, for three-months ended March 31, 2003. For three-months ended March 31, 2004, operating expenses increased by $84 thousand, or 4.4%, to $2.0 million, from $1.9 million for three-months ended March 31, 2003. The primary reasons for the increase were due to general increases in staff salaries and also due to a decline in mortgage lending volume. As it relates to mortgage lending volume, the Bank is allowed to defer certain operating costs, primarily salaries, related to originating loans. As a result of the decline in originated loans during the current period, such cost deferrals also declined accordingly. With regard to the Bank's net interest income, it declined by $6 thousand, or 0.3% for three-months ended
March 31, 2004, as compared to three-months ended March 31, 2003.   The
Company's net interest margin, expressed as a percentage of average interest-earning assets, declined by .05%, to 3.49%, from 3.54%, for three-months ended March 31, 2003.

      The following schedule of the Bank's net interest rate spread and net interest margin for the periods indicated is based upon average balances and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:

                                           Three Months Ended
                                                March 31,
                                           ------------------    Increase
                                            2004       2003     (decrease)
                                            ----       ----     ----------

Interest-earning assets:
Short-term investments (1)                  0.82%      0.98%      -0.16%
Investment securities (2)                   3.82%      4.64%      -0.82%
Loans (3)                                   5.39%      6.11%      -0.72%
Total interest-earning assets               4.68%      5.27%      -0.59%

Interest-bearing liabilities:
NOW accounts                                0.11%      0.16%      -0.05%
Savings accounts (4)                        1.03%      1.43%      -0.40%
Money market deposit accounts               0.98%      1.26%      -0.28%
Certificate of deposit accounts             2.05%      2.93%      -0.88%
Total interest-bearing deposits             1.21%      1.80%      -0.59%
Borrowed funds                              5.16%      6.48%      -1.32%
Total interest-bearing liabilities          1.40%      2.02%      -0.62%

Net interest rate spread (5)                3.28%      3.25%       0.03%
Net interest margin (6)                     3.49%      3.54%      -0.05%

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

      Interest and Dividend Income: The Bank's interest and dividend income declined by $310 thousand, or 10.1%, to $2.7 million for three-months ended March 31, 2004 as compared to $3.1 million for three-months ended March 31, 2003. The decline was primarily due to the combination of lower rates earned on average interest-earning assets offset, to a lesser extent, by an increase in the average volume of interest-earning assets. The Bank's average interest rate earned on all interest-earning assets declined by 0.59%, to 4.68% for three-months ended March 31, 2004 from 5.27% for three-months ended March 31, 2003. However, the average volume of interest-earning assets for three-months ended March 31, 2004 increased to $234.8 as compared to an average volume of $232.2 million for three-months ended March 31, 2003. The increase in the average volume of interest-earning assets was primarily the result of increases in the average volume of interest-bearing deposits, interest-bearing borrowings and non-interest bearing deposits. This increase in volume was invested in assets with comparatively lower interest-earning rates. The average balance of investment securities for three-months ended March 31, 2004 increased to $89.9 million, earning 3.82% as compared to an average balance of $89.3 million, earning 4.64% for three-months ending March 31, 2003.
The average balance of short-term investments for three-months ended March 31, 2004 declined to $5.3 million earning 0.82% as compared to an average balance of $12.3 million earning 0.98% for three-months ending March 31, 2003. In this environment of low interest rates, management has chosen to reduce the balance of short-term investments, and to re-invest such balances in longer-term investment securities that offer higher rates of interest and, when necessary, to borrow overnight funds from the FHLBB for cash management purposes. The average balance of loans for three-months ended March 31, 2004, increased to $139.6 million earning 5.39%, as compared to an average balance of $130.6 million earning 6.11% for three-months ending March 31, 2003. While the average volume of real estate and commercial loans increased, the Bank continued to experience a decline in its rate of interest earned on loans primarily in response to the general decline in market-based interest rates offered on new loans granted during the period, a decline in the rates of interest charged on adjustable-rate loans which were subject to contractual adjustment, loan sales and unscheduled customer refinancing and renegotiations of existing loan interest rates.

      Interest Expense: Total interest expense declined by $304 thousand, or 30.3%, to $700 thousand for three-months ended March 31, 2004, from $1.0 million for three-months ended March 31, 2003. The decline in interest expense was mainly due to management of the Bank constantly monitoring and actively reducing rates offered on various deposit accounts to coincide with the general decline in competitive loan, investment and deposit interest rates during the most recent three-month period. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and borrowings) increased to $199.7 million, with a cost of 1.40%, for three-months ended March 31, 2004 as compared to $198.7 million, with a cost of 2.02%, for three-months ending March 31, 2003. The average volume of interest-bearing deposits increased to $189.8 million, with a cost of 1.21%, for three-months ended March 31, 2004 as compared to $189.2 million, with a cost of 1.80%, for three-months ended March 31, 2003. The average balance of borrowings increased to $9.9 million, with an average cost of 5.16%, for three-months ended March 31, 2004, as compared to an average balance of $9.5 million, with an average cost of 6.48%, for three-months ended March 31, 2003.

      Net Interest Income: The Bank's net interest income declined by $6 thousand, or 0.3%, for three-months ended March 31, 2004, to $2.0 million compared to three-months ended March 31, 2003. As noted above, the decline was primarily attributed to the combination of a decrease in interest and dividend income of $310 thousand and a decline in interest expense of $304 thousand. The Bank's reduction in rates paid on interest-bearing liabilities was exceeded by the effect of lower yields earned on interest-earning assets, which resulted in a declined net interest rate margin. The Bank's net interest rate margin, which represents net interest income as a percentage of average interest-earning assets declined to 3.49% for three-months ended March 31, 2004 as compared to 3.54% for three-months ended March 31, 2003.

      Provision for Loan Losses: The Bank had a $10 thousand provision for loan losses for three-months ended March 31, 2004 compared to $0 for three-months ended March 31, 2003. Total loans at March 31, 2004 were $141.2 million, $141.6 million at September 30, 3003 and $132.1 million at March 31, 2003. The provision for loan losses is a result of management's periodic analysis of risks inherent in its loan portfolio as well as the adequacy of the allowance for loan losses. It is the Bank's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions in our market area.
 Accordingly, the evaluation of the adequacy of the allowance for loan
losses is not based directly on the level of non-performing loans.   As the
Bank expands its commercial lending activities, management believes that growth in the provision for loan losses may be likely. Additionally, while management believes it continues to have excellent loan quality, with $561 thousand of non-accrual loans and non-performing assets and an allowance for loan losses of $951 thousand at March 31, 2004, the Bank recognizes that it is located in a market and geographic area that is considered in the high technology and financial services belt and, most likely, the Bank's allowance for loan loss will reflect the relative health of these economic sectors. While management believes it's current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of mortgages and the sale of securities available for sale, and income from bank-owned life insurance ("BOLI"). Total other income increased by $234 thousand, or 151.0%, to $389 thousand for three-months ended March 31, 2004, from $155 thousand for the
comparative three-months ended March 31, 2003.   Income from customer
service fees increased by $88 thousand, or 77.2%, to $202 thousand for three-months ended March 31, 2004 as compared to $114 thousand for three-months ended March 31, 2003, primarily from an increase in fee income from the sale of non-deposit investment products, such as mutual funds and annuities. Additionally, for three-months ended March 31, 2004, the Company sold securities available for sale, primarily common stocks, and realized net pre-tax gains of $60 thousand, as compared to net pre-tax losses of $7 thousand for three-months ended March 31, 2003. Also, during three-months ended March 31, 2004, the Company sold fixed-rate mortgage loans, with servicing retained by the Bank, and recognized a pre-tax gain on the sale of $84 thousand, as compared to a pre-tax gain of $5 thousand, on a substantially reduced volume of loans sold, for three-months ended March 31, 2003.

      With regard to the Company's common stock holdings, the Company's internal investment policy requires management to either write-down to market value, or sell, any common stock issue that has sustained a decline in market value of 50% or more, for a continuous period of nine-months or more. Although management believes that it has established and maintained an adequate accounting policy as it relates to investment impairment, such judgments involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially.
 This critical policy and its application are periodically reviewed with the Audit Committee and the Company's Board of Directors. For three-months ended March 31, 2004 and March 31, 2003, no investment in common stock met the criteria noted above.

      Operating Expenses: For three-months ended March 31, 2004, operating expenses increased by $84 thousand, or 4.4%, to $2.0 million, from $1.9 million for three-months ended March 31, 2003. Salary and employee benefit expenses increased $57 thousand, or 5.7%, to $1.1 million for three-months ended March 31, 2004, as compared to $994 thousand for three-months ended March 31, 2003. Some salary and benefit expenses increased as a result of general salary adjustments, however, certain salary and benefit expenses declined. The Bank reduced its use of temporary outside help and reduced some sales incentive compensation payments. The Bank also experienced a reduction in employee retirement expenses relating to its defined-benefit pension plan. The Bank is allowed to defer certain operating costs, primarily salaries, related to originating loans. As a result of a general decline in lending volume, the reduction in salary costs associated with the closing of new residential, commercial and construction loans declined to $19 thousand for three-months ended March 31, 2004 as compared to $86 thousand for three-months ended March 31, 2003. These deferred costs are considered yield adjustments, and are subsequently charged to interest income over the life of each loan. Data processing expenses increased $27 thousand, or 18.4%, to $174 thousand for three-months ended March 31, 2004, as compared to $147 thousand for three-months ended March 31, 2003 primarily due to a higher level of services provided by the data processing vendor. Marketing and advertising expense increased by $13 thousand, to $46 thousand, for three-months ended March 31, 2004 as compared to $33 thousand, for three-months ended March 31, 2003, primarily as a result of an increase in expenses relating to print and cable TV advertising. Professional fees increased by $3 thousand, to $87 thousand, for three-months ended March 31, 2004 as compared to $84 thousand for three-months ended March 31, 2003 primarily as a result of an increase in financial printing costs. Occupancy and equipment expenses increased by $8 thousand, to $330 thousand for three-months ended March 31, 2004 as compared to $322 thousand for three-months ended March 31, 2003 primarily as a result of an increase in real estate tax rates. As it relates to occupancy and equipment expenses, during this fiscal year, management expects to begin a program of replacing certain older generation personal computers and software. Additionally, in April 2004, the Bank closed its branch office located in the Shaw's Supermarket in the town of Shrewsbury. The Company expects that the increase in occupancy and equipment expenses resulting from the replacement of older generation personal computers and software will be offset by the decline in occupancy expenses resulting from the closing of the supermarket branch.

      Income Taxes. Primarily as a result of increased pre-tax income, the provision for income taxes increased by $14 thousand, to $132 thousand, for three-months ended March 31, 2004 as compared to $118 thousand for three-months ended March 31, 2003, resulting in an effective tax rate of 30.6% and 39.7%, respectively. The Bank also utilizes a wholly-owned security investment subsidiary to substantially reduce state income taxes, receives the benefit of a dividends received deduction on common stock held and receives favorable tax treatment from the increase in the cash surrender value of BOLI.

Comparison of Operating Results for Six-Months Ended March 31, 2004 and
2003

      Net Income: The Company reported earnings per share (dilutive) for six-months ended March 31, 2004 of $0.42 on net income of $648 thousand, as compared to $0.30 per share (dilutive) on net income of $457 thousand for six-months ended March 31, 2003. For six-months ended March 31, 2004, net income increased by $191 thousand, or 41.8%, to $648 thousand, as compared to $457 thousand, for six-months ended March 31, 2003. The Company's return on average assets was 0.51% for six-months ended March 31, 2004 as compared to 0.37% for six-months ended March 31, 2003.

      The increase in net income for six-months ended March 31, 2004 was due primarily to an increase in net interest income, customer service fees, net gains on the sales of mortgages and securities available for sale, offset, to a lesser extent, by an increase in operating expenses and provisions for income taxes and loan losses. Net interest income increased by $120 thousand, or 2.9%, to $4.3 million, for six-months ended March 31, 2004, as compared to $4.1 million for six-months ended March 31, 2003. While the average rate earned on interest-earning assets declined by 0.65%, to 4.82% for six-months ended March 31, 2004 from 5.47% for six-months ended March 31, 2003, the average cost of interest-bearing liabilities declined by 0.74%, to 1.44% for six-months ended March 31, 2004 from 2.18% for six-months ended March 31, 2003. The decline in rates of interest paid on interest-bearing liabilities was primarily the result of maturing certificates of deposits reinvested at lower rates and also due to an increase in the amount of low-cost borrowing from the FHLBB. Income from customer service fees increased by $99 thousand, or 35.5%, to $378 thousand for six-months ended March 31, 2004 as compared to $279 thousand for six-months ended March 31, 2003, primarily due to the recognition of a non-refundable $71 thousand prepayment fee from the payment in full of a $2.6 million commercial loan. Also for six-months ended March 31, 2004, the Company sold fixed-rate mortgage loans, with servicing retained by the Bank, and recognized a pre-tax gain on the sale of $87 thousand, as compared to a pre-tax gain of $5 thousand, on a substantially reduced volume of loans sold, for six-months ended March 31, 2003. Additionally, for six-months ended March 31, 2004, the Company sold securities available for sale, primarily common stocks, and realized net pre-tax gains of $58 thousand, as compared to net pre-tax losses of $3 thousand for six-months ended March 31, 2003. For six-months ended March 31, 2004, operating expenses increased by $81 thousand, or 2.1%, to $3.9 million, from $3.8 million for six-months ended March 31, 2003. The primary reasons for the increase were due to general increases in staff salaries and also due to a decline in deferred costs related to the decrease in new mortgage loans.
As a result of a higher level of services provided, data processing expenses increased by $38 thousand, or 12.3%, to $348 thousand for six-months ended March 31, 2004 as compared to $310 thousand. Other general and administrative expenses declined by $21 thousand, to $659 thousand, for six-months ended March 31, 2004, mainly due to a decline in printing and other variable expenses relating to the decline in mortgage loan volume.

      The following schedule of the Bank's net interest rate spread and net interest margin for the periods indicated is based upon average balances and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:

                                            Six Months Ended
                                                March 31,
                                            ----------------     Increase
                                            2004       2003     (decrease)
                                            ----       ----     ----------

Interest-earning assets:
Short-term investments (1)                  0.82%      1.25%      -0.43%
Investment securities (2)                   3.99%      4.91%      -0.92%
Loans (3)                                   5.50%      6.31%      -0.81%
Total interest-earning assets               4.82%      5.47%      -0.65%

Interest-bearing liabilities:
NOW accounts                                0.10%      0.20%      -0.10%
Savings accounts (4)                        1.06%      1.59%      -0.53%
Money market deposit accounts               1.00%      1.44%      -0.44%
Certificate of deposit accounts             2.12%      3.07%      -0.95%
Total interest-bearing deposits             1.24%      1.95%      -0.71%
Borrowed funds                              5.02%      6.55%      -1.53%
Total interest-bearing liabilities          1.44%      2.18%      -0.74%

Net interest rate spread (5)                3.38%      3.29%       0.09%
Net interest margin (6)                     3.59%      3.60%      -0.01%

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

      Interest and Dividend Income: The Bank's interest and dividend income declined by $567 thousand, or 9.0%, to $5.7 million for six-months ended March 31, 2004 as compared to $6.3 million for six-months ended March 31, 2003. The decline was due to the combination of lower rates earned on average interest-earning assets offset, to a lesser extent, by an increase in the average volume of interest-earning assets. The Bank's average interest rate earned on all interest-earning assets declined by 0.65%, to 4.82% for six-months ended March 31, 2004 from 5.47% for six-months ended March 31, 2003. However, the average volume of interest-earning assets for six-months ended March 31, 2004 increased to $237.3 as compared to an average volume of $230.0 million for six-months ended March 31, 2003. This $7.3 million increase in average volume of interest-earning assets was primarily the result of positive cash flows from interest-bearing deposits and FHLBB advances. This new earning asset volume was invested in assets with comparatively lower interest-earning rates than the portfolio as a whole.

      The average balance of investment securities for six-months ended March 31, 2004 increased to $90.3 million, earning 3.99% as compared to an average balance of $85.7 million, earning 4.91% for six-months ending March 31, 2003. The average balance of short-term investments for six-months ended March 31, 2004 declined to $5.1 million earning 0.82% as compared to an average balance of $14.4 million earning 1.25% for six-months ending March 31, 2003. In this environment of low interest rates, management has chosen to reduce the balance of short-term investments, and to re-invest such balances in longer-term investment securities that offer higher rates of interest and, when necessary, to borrow overnight funds from the FHLBB for cash management purposes. The average balance of loans for six-months ended March 31, 2004, increased to $141.8 million earning 5.50%, as compared to an average balance of $129.9 million earning 6.31% for six-months ending March 31, 2003. The average volume of real estate and commercial loans increased, however, the Bank continued to experience a decline in its rate of interest earned on loans primarily in response to the general decline in market-based interest rates offered on new loans granted during the period, a decline in the rates of interest charged on adjustable-rate loans which were subject to contractual adjustment, loan sales and unscheduled customer refinancing and renegotiations of existing loan interest rates.

      Interest Expense: Total interest expense declined by $687 thousand, or 32.0%, to $1.5 million for six-months ended March 31, 2004, from $2.1 million for six-months ended March 31, 2003. The decline in interest expense was mainly due to management of the Bank constantly monitoring and actively reducing rates offered on various deposit accounts to coincide with the general decline in competitive loan, investment and deposit interest rates and to a decline in the cost of borrowing from the FHLBB. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and borrowings) increased to $202.9 million, with a cost of 1.44%, for six-months ended March 31, 2004 as compared to $197.3 million, with a cost of 2.18%, for six-months ending March 31, 2003. Within this category of interest-bearing liabilities, the average volume of interest-bearing deposits increased to $192.5 million, with a cost of 1.24%, for six-months ended March 31, 2004 as compared to $187.8 million, with a cost of 1.95%, for six-months ended March 31, 2003. As noted in the above discussion of interest and dividend income, when necessary, management borrows funds from the FHLBB. As a result, the average balance of borrowings increased to $10.4 million, with an average cost of 5.02%, for six-months ended March 31, 2004, as compared to an average balance of $9.5 million, with an average cost of 6.55%, for six-months ended March 31, 2003.

      Net Interest Income: The Bank's net interest income increased by $120 thousand, or 2.9%, for six-months ended March 31, 2004, to $4.3 million, from $4.1 million for six-months end March 31, 2003. As noted above, the increase was primarily attributed to the combination of a decrease in interest and dividend income of $567 thousand and a decline in interest expense of $687 thousand. The Bank's reduction in rates paid on interest-bearing deposit accounts exceeded the effect of lower yields on interest-earning assets, which resulted in an expanded net interest rate spread. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased by 0.09%, to 3.38% for six-months ended March 31, 2004 as compared to 3.29% for six-months ending March 31, 2003.

      Provision for Loan Losses: The Bank had a $40 thousand provision for loan losses for six-months ended March 31, 2004 compared to $0 for six-months ended March 31, 2003. Total loans at March 31, 2004 were $141.2 million, $141.6 million at September 30, 3003 and $132.1 million at March 31, 2003. The provision for loan losses is a result of management's periodic analysis of risks inherent in its loan portfolio as well as the adequacy of the allowance for loan losses. It is the Bank's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions in our market area.
 Accordingly, the evaluation of the adequacy of the allowance for loan
losses is not based directly on the level of non-performing loans.   As the
Bank expands its commercial lending activities, management believes that growth in the provision for loan losses may be likely. Additionally, while management believes it continues to have excellent loan quality, with $561 thousand of non-accrual loans and non-performing assets and an allowance for loan losses of $951 thousand at March 31, 2004, the Bank recognizes that it is located in a market and geographic area that is considered in the high technology and financial services belt and, most likely, the Bank's allowance for loan loss will reflect the relative health of these economic sectors. While management believes it's current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of mortgages and the sale of securities available for sale, and income from bank-owned life insurance ("BOLI"). Total other income increased by $255 thousand, or 69.7%, to $621 thousand for six-months ended March 31, 2004, from $366 thousand for the
comparative six-months ended March 31, 2003.   Income from customer service
fees increased by $99 thousand, or 35.5%, to $378 thousand for six-months ended March 31, 2004 as compared to $279 thousand for six-months ended March 31, 2003, due primarily from the recognition of a non-refundable $71 thousand prepayment fee from the payment in full of a $2.6 million commercial loan. Also for six-months ended March 31, 2004, the Company sold fixed-rate mortgage loans, with servicing retained by the Bank, and recognized a pre-tax gain on the sale of $87 thousand, as compared to a pre-tax gain of $5 thousand, on a substantially reduced volume of loans sold, for six-months ended March 31, 2003. Additionally, for six-months ended March 31, 2004, the Company sold securities available for sale, primarily common stocks, and realized net pre-tax gains of $58 thousand, as compared to net pre-tax losses of $3 thousand for six-months ended March 31, 2003.

      With regard to the Company's common stock holdings, the Company's internal investment policy requires management to either write-down to market value, or sell, any common stock issue that has sustained a decline in market value of 50% or more, for a continuous period of nine-months or more. Although management believes that it has established and maintained an adequate accounting policy as it relates to investment impairment, such judgments involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed with the

Audit Committee and the Company's Board of Directors. For six-months ended March 31, 2004 and March 31, 2003, no investment in common stock met the criteria noted above.

      Operating Expenses: For six-months ended March 31, 2004, operating expenses increased by $81 thousand, or 2.1%, to $3.9 million, from $3.8 million for six-months ended March 31, 2003. While salary and benefit expenses and data processing expenses increased, expenses relating to marketing and advertising, professional fees, occupancy and equipment and other general and administrative expenses declined for six-months ended March 31, 2004 as compared to six-months ended March 31, 2003. Salary and employee benefit expenses increased $93 thousand, or 4.7%, to $2.1 million for six-months ended March 31, 2004, as compared to $2.0 million for six-months ended March 31, 2003. Salary and benefit expenses increased as a result of general salary adjustments, a decrease in lending volume that resulted in a reduction of salary cost deferrals, and increased compensation expense relating to the Company's Employee Stock Ownership Plan. Some areas did, however, decrease. Decreases in salary and benefit expenses occurred due to a decline in retirement expenses relating to the defined-benefit pension plan, and declines in the use of temporary help and the payment of overtime. Data processing expenses increased 12.3%, or $38 thousand, to $348 thousand for six-months ended March 31, 2004 as compared to $310 thousand for six-months ended March 31, 2003 primarily as a result of an increase in the level of services provided. Marketing and advertising expenses declined by 14.0%, or $12 thousand, to $74 thousand for six-months ended March 31, 2004 primarily due to a delay in the timing and nature of marketing and advertising placement. Professional fees declined by 6.7%, to $139 thousand for six-months ended March 31, 2004 as compared to $149 thousand for six-months ended March 31, 2003 due to a decline in legal and accounting expenses. Other general and administrative expenses declined by 3.1%, to $659 thousand for six-months ended March 31, 2004 as compared to $680 thousand for six-months ended March 31, 2003 primarily due to a decline in state examination expenses and a decline in variable costs relating to a decline in mortgage lending. To a lesser extent, other general and administrative costs relating to reviews of commercial loan quality and loan compliance increased by $24 thousand for six-months ended March 31, 2004 as compared to six-months ended March 31, 2003. Occupancy and equipment expenses declined by $7 thousand, to $620 thousand for six-months ended March 31, 2004 as compared to $627 thousand for six-months ended March 31, 2003 primarily as a result of a decline in the level of depreciation expenses relating to software and computer equipment which was fully depreciated in the prior year. Also, occupancy expenses relating to real estate taxes increased as towns in which the Bank operates increased their rates of property taxation. During this fiscal year, management expects to begin a program of replacing certain older generations of personal computers and software. Additionally, in April 2004, the Bank closed its branch office located in the Shaw's Supermarket in the town of Shrewsbury. The Company expects that the increase in occupancy and equipment expenses resulting from the replacement of older generation personal computers and software will be offset by the decline in occupancy expenses resulting from the closing of the supermarket branch.

      Income Taxes. Primarily as a result of an increase of income before the provision for income taxes, the provision for income taxes increased by $63 thousand, to $299 thousand, for six-months ended March 31, 2004 as compared to $236 thousand for six-months ended March 31, 2003, resulting in an effective tax rate of 31.6% and 34.1%, respectively. The Bank also utilizes a wholly-owned security investment subsidiary to substantially reduce state income taxes, receives the benefit of a dividends received deduction on common stock held and receives favorable tax treatment from the increase in the cash surrender value of BOLI.

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

      The Bank's primary investing activities are the origination of one-to four-family real estate and other loans and the purchase of securities. During six-months ended March 31, 2004, the Bank originated loans of $26.6 million, experienced principal repayments on loans of $22.0 million and sold $4.9 million of 30-yr fixed-rate loans. The Bank purchased securities of $22.5 million and sales and calls on securities provided $9.3 million and principal payments on mortgage-backed securities provided an additional $3.8 million. There were $3.0 million of securities that matured during six-months ended March 31, 2004. During six-months ended March 31, 2004, the Bank experienced a net decrease in deposits of $3.9 million as depositors chose to move their money out of relatively low interest-earning deposit accounts to pay down debt or place funds into the stock market and other alternative investments. These investing activities were financed primarily by an increase in FHLBB borrowing of $6.0 million and by a net decrease in cash and cash equivalents of $3.6 million during six-months ended March 31, 2004.

      As noted above, deposits declined by $3.9 million during six-months ended March 31, 2004. Most of this deposit decline occurred in certificates of deposits. The level of interest rates, products offered by competitors and other general market factors, such as the relative attractiveness of equity investments and mutual fund investments, affect deposit flows. Certificate of deposit accounts scheduled to mature within one year were $38.2 million at March 31, 2004. Based on the Bank's deposit historical retention experience and current pricing strategy and enhanced product offerings, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. Recently, the Bank introduced a new certificate of deposit that will permit the certificate holder a one-time option to have the interest rate "stepped-up" to the then current rate offered by the Bank on a similar certificate for the remaining term of the original certificate of deposit. Management has recently begun promoting this new certificate of deposit and believes it will significantly improve retention and attract new depositors as well.

      The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund, the Federal Deposit Insurance Corporation and other available reports, which compare the Bank's liquidity with banks in its peer group. The Bank anticipates that it will have sufficient funds to meet
its current funding commitments.   At March 31, 2004, the Bank had $15.5
million in outstanding borrowings and, based upon estimated eligible collateral that could be pledged with the FHLBB, the Bank had additional borrowing capacity of $63.7 million at March 31, 2004.

      At March 31, 2004, the Company's capital to assets ratio was 11.29% and it exceeded applicable regulatory capital requirements. Further, it does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit.

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

PART II. OTHER INFORMATION
          ----------------

Item 1.  Legal Proceedings.

None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

      The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended March 31, 2004.

                                                                        (d) Maximum
                                                                         Number (or
                                                          (c) Total      Approximate
                                                          Number of      Dollar
                                                          Shares (or     Value) of
                                                          Units)         Shares (or
                                                          Purchased as   Units) that
                               (a) Total                  Part of        may yet be
                               Number of    (b) Average   Publicly       Purchased
                               Shares (or   Price Paid    Announced      under the
                               Units)       per Share     Plans or       Plans or
Period                         Purchased    (or Unit)     Programs       Programs
------                         ---------    -----------   ------------   -----------

January 1, 2004 through
 January 31, 2004                  0             0             0          79,069(1)
February 1, 2004 through
 February 29, 2004                 0             0             0          79,069
March 1, 2004 through
 March 31, 2004                    0             0             0          79,069
Total                              0             0             0          79,069

<F1>  In September 2000, the Massachusetts Division of Banks approved a share repurchase program which authorized the repurchase of up to 79,069 shares. The program will continue until the repurchase of the 79,069 shares is complete.

Item 3.  Defaults upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

      Westborough Financial Services, Inc. (the "Company") held its annual meeting of shareholders on January 29, 2004 (the "Meeting"). All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

1. Election of six directors of the Company. The number of votes cast with respect to this matter was as follows:

Nominee                         For       Withheld    Broker Non-Votes
James N. Ball                1,421,897      3,656            0
Nelson F. Ball               1,423,847      1,706            0
Nancy M. Carlson             1,421,802      3,751            0
Benjamin H. Colonero, Jr.    1,424,102      1,451            0
Roger B. Leland              1,423,002      2,551            0
Joseph F. MacDonough         1,424,352      1,201            0

2. Ratification of the appointment of Wolf & Company, P.C. as the Company's independent public accountants for the fiscal year ending September 30, 2004.

            For       Against    Abstain    Broker Non-Votes
         1,425,328      150        75              0

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibit 31.1:  Rule 13a-14(a)/15d-14(a) Certifications

      Exhibit 32.1:  Section 1350 Certifications

(b)   Reports on 8-K.

      On April 27, 2004, the registrant filed with the SEC a form 8-K Report dated April 27, 2004 furnishing its press release announcing earnings for the second quarter of the 2004 fiscal year, under Item 12.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westborough Financial Services, Inc.

Date:   May 17, 2004                   By:   /s/ Joseph F. MacDonough
                                             ------------------------------
                                             President and Chief Executive
                                             Officer
Date:   May 17, 2004                   By:   /s/ John L. Casagrande
                                             ------------------------------
                                             Senior Vice-President,
                                             Treasurer and Clerk