Form 10QSB
period 2004-06-30
WESTBOROUGH FINANCIAL SERVICES INC
filed 2004-08-16
CIK 1087843

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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

YES    X      NO
     -----        -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                       Outstanding as of August 12, 2004
            -----                       ---------------------------------

Common Stock, par value $0.01                       1,589,574

Transitional Small Business Disclosure Format (check one):

YES           NO    X
     -----        -----

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

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

             Westborough Financial Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                           (Dollars in thousands)


                                                  June 30,     September 30,
                                                    2004            2003
                                                  --------------------------
                                                          (unaudited)

Assets
  Cash and due from banks                         $  3,400       $  4,190
  Federal funds sold                                 3,469          6,024
  Short-term investments                             1,770          1,687
                                                  --------       --------
      Total cash and cash equivalents                8,639         11,901

  Securities available for sale                     91,987         87,590
  Federal Home Loan Bank stock, at cost              1,614          1,250
  Loans, net of allowance for loan losses of
   $950 and $911, respectively                     145,853        141,557
  Banking premises and equipment, net                6,546          6,708
  Accrued interest receivable                        1,195          1,179
  Deferred income taxes                              1,074             93
  Cash surrender value of life insurance             5,697          5,293
  Other assets                                         625            551
                                                  --------       --------
      Total assets                                $263,230       $256,122
                                                  ========       ========

Liabilities and Stockholders' Equity
  Deposits                                        $214,710       $215,898
  Federal Home Loan Bank advances                   18,500          9,500
  Mortgagors' escrow accounts                          214            208
  Accrued expenses and other liabilities             1,902          1,798
                                                  --------       --------
      Total liabilities                            235,326        227,404
                                                  --------       --------

Commitments and Contingencies

Preferred stock, $.01 par value, 1,000,000
 shares authorized, none outstanding                     0              0
Common stock, $.01 par value, 5,000,000
 shares authorized, 1,589,574 and 1,586,174
 issued and outstanding, respectively                   16             16
Additional paid-in capital                           4,829          4,706
Retained earnings                                   23,945         23,325
Accumulated other comprehensive (loss) income         (348)         1,290
Unearned compensation-RRP (10,859 and 14,659
 shares, respectively)                                (229)          (288)
Unearned compensation-ESOP (30,939 and 33,149
 shares, respectively)                                (309)          (331)
                                                  --------       --------
      Total stockholders' equity                    27,904         28,718
                                                  --------       --------
      Total liabilities and
       stockholders' equity                       $263,230       $256,122
                                                  ========       ========

See accompanying notes to unaudited consolidated financial statements

             Westborough Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Income
                (Dollars in thousands, except per share data)


                                              Three Months Ended         Nine Months Ended
                                                   June 30,                  June 30,
                                            ----------------------    ----------------------
                                               2004         2003         2004         2003
                                               ----         ----         ----         ----
                                                  (unaudited)               (unaudited)

Interest and dividend income:
  Interest and fees on loans                $   1,890    $   1,886    $   5,786    $   5,981
  Interest and dividends on securities            938          969        2,739        3,070
  Interest on federal funds sold                    7           17           22           76
  Interest on short term investments                3            5            9           36
                                            ---------    ---------    ---------    ---------
      Total interest and dividend income        2,838        2,877        8,556        9,163
                                            ---------    ---------    ---------    ---------

Interest expense:
  Interest on deposits                            557          757        1,756        2,592
  Interest on borrowings                          177          156          437          467
                                            ---------    ---------    ---------    ---------
      Total interest expense                      734          913        2,193        3,059
                                            ---------    ---------    ---------    ---------
Net interest income                             2,104        1,964        6,363        6,104
Provision for loan losses                          30            0           70            0
                                            ---------    ---------    ---------    ---------
Net interest income, after provision for
 loan losses                                    2,074        1,964        6,293        6,104
                                            ---------    ---------    ---------    ---------

Other income:
  Customer service fees                           159          166          536          445
  Gain on sales and calls of securities
   available for sale, net                         31          132           89          129
  Gain on sales of mortgages                        0           24           88           29
  Miscellaneous                                    43           49          141          134
                                            ---------    ---------    ---------    ---------
      Total other income                          233          371          854          737
                                            ---------    ---------    ---------    ---------

Operating expenses:
  Salaries and employee benefits                1,067        1,108        3,121        3,069
  Occupancy and equipment                         300          318          920          945
  Data processing                                 166          135          514          445
  Marketing and advertising                        80           61          154          147
  Professional fees                                53           70          192          219
  Other general and administrative                348          316        1,006          996
                                            ---------    ---------    ---------    ---------
      Total operating expenses                  2,014        2,008        5,907        5,821
                                            ---------    ---------    ---------    ---------
Income before provision for income taxes          293          327        1,240        1,020
Provision for income taxes                         83          100          382          336
                                            ---------    ---------    ---------    ---------
Net income                                  $     210    $     227    $     858    $     684
                                            =========    =========    =========    =========

Number of weighted average shares
 outstanding-Basic                          1,546,958    1,534,061    1,540,744    1,528,857
Earnings per share-Basic                        $0.14        $0.15        $0.56        $0.45
Number of weighted average shares
 outstanding-Dilutive                       1,567,339    1,555,498    1,561,491    1,548,075
Earnings per share-Dilutive                     $0.13        $0.15        $0.55        $0.44

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
         Consolidated Statements of Changes in Stockholders' Equity
                           (Dollars in thousands)


                                                                             Accumulated
                                                    Additional                  Other         Unearned        Unearned
                                           Common     Paid-in    Retained   Comprehensive   Compensation-   Compensation-
                                           Stock      Capital    Earnings   (Loss) Income        RRP            ESOP        Total
                                           ------   ----------   --------   -------------   -------------   -------------   -----

Balance at September 30, 2002               $16       $4,583     $22,676       $1,439           $(365)          $(360)     $27,989

Comprehensive income:
  Net income                                  0            0         684            0               0               0          684
  Change in net unrealized gain on
   securities available for sale, net of
   reclassification adjustment and tax
   effects                                    0            0           0          134               0               0          134
      Total comprehensive income                                                                                               818
Cash dividends declared and paid
 ($.15 per share)                             0            0        (238)           0               0               0         (238)
ESOP shares released and committed
 to be released (2,210 shares)                0           33           0            0               0              21           54
Amortization of RRP stock                     0            0           0            0              58               0           58
Issuance of common stock under
 stock option plan, net of
 income tax benefits                          0           45           0            0               0               0           45
                                            ---       ------     -------       ------           -----           -----      -------
Balance at June 30, 2003 (unaudited)        $16       $4,616     $23,122       $1,573           $(307)          $(339)     $28,726
                                            ===       ======     =======       ======           =====           =====      =======

Balance at September 30, 2003               $16       $4,706     $23,325       $1,290           $(288)          $(331)     $28,718

Comprehensive income (loss):
  Net income                                  0            0         858            0               0               0          858
  Change in net unrealized gain on
   securities available for sale, net of
   reclassification adjustment and tax
   effects                                    0            0           0       (1,638)              0               0       (1,638)
      Total comprehensive income (loss)                                                                                       (780)
Cash dividends declared and paid
 ($.15 per share)                             0            0        (238)           0               0               0         (238)
ESOP shares released and committed
 to be released (2,210 shares)                0           53           0            0               0              22           75
Amortization of RRP stock                     0            0           0            0              59               0           59
Issuance of common stock under
 stock option plan,net of
 income tax benefits                          0           70           0            0               0               0           70
                                            ---       ------     -------       ------           -----           -----      -------
Balance at June 30, 2004 (unaudited)        $16       $4,829     $23,945       $ (348)          $(229)          $(309)     $27,904
                                            ===       ======     =======       ======           =====           =====      =======

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                           (Dollars in thousands)


                                                              Nine Months Ended
                                                                   June 30,
                                                            ---------------------
                                                              2004         2003
                                                              ----         ----
                                                                 (unaudited)

Cash flows from operating activities:
  Net income                                                $    858     $    684
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                                     70            0
    Net amortization on securities                               406          219
    Amortization of net deferred loan costs and discounts          6           43
    Depreciation expense                                         416          485
    Gain on sales and calls of securities
     available for sale, net                                     (89)        (129)
    Gain on sales of mortgages                                   (26)         (29)
    (Increase) decrease in accrued interest receivable           (16)          67
    Deferred income tax benefit                                 (122)        (161)
    ESOP shares released and committed to be released             75           54
    Amortization of RRP Stock                                     59           58
    Increase in bank-owned life insurance                       (404)        (208)
    Other, net                                                    30          131
                                                            --------     --------
      Net cash provided by operating activities                1,263        1,214
                                                            --------     --------

Cash flows from investing activities:
  Activity in available for sale securities:
    Sales and calls                                           11,350        9,104
    Maturities                                                 5,015        3,495
    Purchases                                                (30,307)     (31,050)
    Principal payments                                         6,731        9,731
  Proceeds from loan sales                                     4,884        3,738
  Loan originations, net                                      (9,230)      (9,297)
  Purchase of FHLB stock                                        (364)           0
  Purchase of banking premises and equipment                    (266)      (1,698)
  Retirement of banking premises and equipment                    12            6
                                                            --------     --------
      Net cash used by investing activities                  (12,175)     (15,971)
                                                            --------     --------

Cash flows from financing activities:
  Net (decrease) increase in deposits                         (1,188)      10,220
  Proceeds from FHLB advances                                 22,250            0
  Repayment of FHLB advances                                 (13,250)           0
  Net increase (decrease) in mortgagors' escrow accounts           6          (39)
  Issuance of common stock under stock option plan,
   net of tax benefits                                            70           45
  Dividends paid                                                (238)        (238)
                                                            --------     --------
      Net cash provided by financing activities                7,650        9,988
                                                            --------     --------

Net change in cash and cash equivalents                       (3,262)      (4,769)

Cash and cash equivalents at beginning of period              11,901       19,253
                                                            --------     --------

Cash and cash equivalents at end of period                  $  8,639     $ 14,484
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

      2)    Commitments and Contingencies.

      At June 30, 2004, the Bank had residential and commercial loan commitments to borrowers of $11.0 million, commitments for home equity lines of $150 thousand, available home equity lines of credit of $13.0 million, unadvanced funds on commercial lines of credit, overdrafts and participation loans of $2.2 million, unadvanced funds on construction mortgages of $529 thousand and personal overdraft lines of credit of approximately $496 thousand.

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


                                             Three Months Ended    Nine Months Ended
                                                  June 30,              June 30,
                                             ------------------    -----------------
                                                2004     2003        2004       2003
                                                ----     ----        ----       ----

Net income                    As reported      $ 210    $ 227       $ 858     $ 684
                              Pro forma        $ 204    $ 221       $ 839     $ 665

Basic earnings per share      As reported      $0.14    $0.15       $0.56     $0.45
                              Pro forma        $0.13    $0.14       $0.54     $0.43

Diluted earnings per share    As reported      $0.13    $0.15       $0.55     $0.44
                              Pro forma        $0.13    $0.14       $0.54     $0.43

Item 2.  Management's Discussion and Analysis.

General

      The following discussion compares the financial condition of the Company and its wholly owned subsidiary, the Bank, at June 30, 2004 and September 30, 2003, and the results of operations for three and nine-months ended June 30, 2004, compared to the same periods in 2003. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes that are included within this report.

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

Comparison of Financial Condition at June 30, 2004 and September 30, 2003

      The Company's total assets increased by $7.1 million, or 2.8%, to $263.2 million at June 30, 2004 from $256.1 million at September 30, 2003. Securities available for sale increased by $4.4 million, or 5.0%, to $92.0 million, at June 30, 2004 as compared to $87.6 million at September 30, 2003 and loans increased by $4.3 million, or 3.0%, to $145.9 million at June 30, 2004. While deposits declined by $1.2 million, or 0.6%, to $214.7 million from $215.9 million, advances from the Federal Home Loan Bank of Boston (the "FHLB") increased by $9.0 million, or 94.7%, to $18.5 million at June 30, 2004 from $9.5 million at September 30, 2003. During the recent quarter, some financial institutions paid above-market rates of interest which, management believes, enticed some maturing certificate of deposit customers to move their deposit to other financial institutions. Management continually compares offering rates on retail certificates of deposits and other deposit rates with rates of advances from the FHLB. During this period, management deemed it prudent to borrow money, rather than offer above-market rates on deposit products. Accordingly, the increase in advances was used primarily to fund the maturities of relatively higher-rate certificates of deposits, to fund the purchases of securities available for sale and to fund increased loan demand. Securities available for sale increased by $4.4 million, or 5.0%, to $92.0 million, at June 30, 2004 as compared to $87.6 million at September 30, 2003. Much of the increase in securities available for sale was in the categories of federal agency mortgage-backed securities and bonds. Loans increased by $4.3 million, or 3.0%, to $145.9 million at June
30, 2004 primarily as a result of growth in adjustable-rate commercial real estate loans. During March and April 2004, the Company borrowed $10 million from the FHLB to fund a $10 million purchase of 15-year, fixed-rate federal agency mortgage-backed securities. The average life of the borrowing was selected to somewhat match the estimated life and other characteristics of the underlying securities.

      Regarding asset quality, non-performing loans declined to $312 thousand, or 0.21% of net loans at June 30, 2004 as compared to $634 thousand, or 0.45% of net loans at September 30, 2003. Total stockholders' equity declined by $814 thousand, to $27.9 million at June 30, 2004 from $28.7 million at September 30, 2003 primarily as a result of a decline in the market value of securities available for sale. Accumulated other comprehensive after-tax loss at June 30, 2004 was $348 thousand, as compared to after-tax income of $1.3 million at September 30, 2003. The Company's securities consist primarily of interest-rate sensitive securities whose market value changes inversely with changes in market interest rates. Interest rates at June 30, 2004 were generally higher than rates at September 30, 2003 and, accordingly, the market value of securities available for sale declined. Deferred income tax benefits associated with this market value decline were approximately $1.0 million.

Comparison of Operating Results for Three-Months Ended June 30, 2004 and
2003

      Net Income: The Company reported earnings per share (dilutive) for three-months ended June 30, 2004 of $0.13 on net income of $210 thousand, as compared to $0.15 per share (dilutive) on net income of $227 thousand for three-months ended June 30, 2003. For three-months ended June 30, 2004, net income decreased by $17 thousand, or 7.5%, to $210 thousand, as compared to $227 thousand, for three-months ended June 30, 2003. The Company's return on average assets was 0.32% for three-months ended June 30, 2004 as compared to 0.36% for three-months ended June 30, 2003.

      The decline in net income was primarily due to a decrease in gains on sales of securities available for sale, a decrease in gains on sales of mortgages and an increase in the provision for loan losses, offset, to a lesser extent, by an increase in net interest income. Gains on sales of securities available for sale declined by $101 thousand, or 76.5%, to $31 thousand for three-months ended June 30, 2004 as compared to $132 thousand for three-months ended June 30, 2003 primarily as a result of a decline in the volume of securities sold. Gains on sales of mortgages declined by $24 thousand for three-months ended June 30,

2004 as a result of a decline in sales of fixed-rate mortgages. The provision for loan losses increased by $30 thousand for three-months ended June 30, 2004 and reflects the result of a $2.6 million net increase in residential loans and a $2.0 million net increase in commercial loans for three-months ended June 30, 2004. Net interest income increased by $140 thousand, or 7.1%, to $2.1 million for three-months ended June 30, 2004 as compared to $2.0 million for three-months ended June 30, 2003. Interest and dividend income declined by $39 thousand, or 1.4%, to $2.8 million for three-months ended June 30, 2004 as compared to $2.9 million for three-months ended June 30, 2003. Alternatively, interest expenses declined by $179 thousand, or 19.6%, to $734 thousand for three-months ended June 30, 2004 as compared to $913 thousand for three-months ended June 30, 2003. The net interest rate spread, which reflects the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased by 0.13%, to 3.24% for three-months ended June 30, 2004 as compared to 3.11% for three-months ended June 30, 2003. While the average rate earned on interest-earning assets declined by 0.26%, to 4.65% for three-months ended June 30, 2004 from 4.91% for three-months ended June 30, 2003, the average cost of interest-bearing liabilities declined, to a greater extent, by 0.40%, to 1.41% for three-months ended June 30, 2004 from 1.81% for three-months ended June 30, 2003. The decline in the rates of interest earned on interest-earning assets primarily reflects a decline in market interest rates and the desire for loan customers to refinance their loans at lower interest rates. The decline in rates of interest paid on interest-bearing liabilities was primarily the result of maturing certificates of deposits reinvested at lower rates and also due to an increase in the amount of low-cost borrowing from the FHLB.

      The following schedule of the Bank's net interest rate spread and net interest margin for the periods indicated is based upon average balances and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:


                                            Three-Months Ended
                                                 June 30,
                                            ------------------     Increase
                                               2004     2003      (decrease)
                                               ----     ----      ----------

Interest-earning assets:
  Short-term investments (1)                  0.81%    0.94%        -0.13%
  Investment securities (2)                   3.85%    4.30%        -0.45%
  Loans (3)                                   5.33%    5.60%        -0.27%
      Total interest-earning assets           4.65%    4.91%        -0.26%

Interest-bearing liabilities:
  NOW accounts                                0.10%    0.12%        -0.02%
  Savings accounts (4)                        1.04%    1.34%        -0.30%
  Money market deposit accounts               0.97%    1.12%        -0.15%
  Certificate of deposit accounts             1.99%    2.53%        -0.54%
      Total interest-bearing deposits         1.18%    1.57%        -0.39%
  Borrowed funds                              3.71%    6.57%        -2.86%
      Total interest-bearing liabilities      1.41%    1.81%        -0.40%

Net interest rate spread (5)                  3.24%    3.11%         0.13%
Net interest margin (6)                       3.45%    3.35%         0.10%

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

      Interest and Dividend Income: The Bank's interest and dividend income declined by $39 thousand, or 1.4%, to $2.8 million for three-months ended June 30, 2004. The decline was primarily due to the combination of lower rates earned on average interest-earning assets offset, to a lesser extent, by an increase in the average volume of interest-earning assets. The Bank's average interest rate earned on all interest-earning assets declined by 0.26%, to 4.65% for three-months ended June 30, 2004 from 4.91% for three-months ended June 30, 2003. However, the average volume of interest-earning assets for three-months ended June 30, 2004 increased to $244.1 million as compared to an average volume of $234.2 million for three-months ended June 30, 2003. The source of the increase in the average volume of interest-earning assets was primarily from increases in the average volume of interest-bearing liabilities and non-interest bearing deposits. This increase in volume was invested in assets with comparatively lower interest-earning rates. The average balance of investment securities for three-months ended June 30, 2004 increased to $97.5 million, earning 3.85% as compared to an average balance of $90.1 million, earning 4.30% for three-months ending June 30, 2003 primarily due to a $10 million purchase of 15-yr, fixed-rate federal agency mortgage-backed securities funded by borrowing from the FHLB. The average balance of short-term investments for three-months ended June 30, 2004 declined to $4.9 million earning 0.81% as compared to an average balance of $9.4 million earning 0.94% for three-months ending June 30, 2003. In this environment of low interest rates, management has chosen to reduce the balance of short-term investments and to re-invest such balances in longer-term investment securities that offer higher rates of interest and, when necessary, to borrow overnight funds from the FHLB for cash management purposes. The average balance of loans for three-months ended June 30, 2004, increased to $141.8 million earning 5.33%, as compared to an average balance of $134.7 million earning 5.60% for three-months ending June 30, 2003. While the average volume of residential and commercial loans increased, the Bank continued to experience a decline in its rate of interest earned on loans primarily in response to the general decline in market-based interest rates offered on new loans granted during the period, a decline in the rates of interest charged on adjustable-rate loans which were subject to contractual adjustment, loan sales and unscheduled customer refinancing and renegotiations of existing loan interest rates.

      Interest Expense: Total interest expense declined by $179 thousand, or 19.6%, to $734 thousand for three-months ended June 30, 2004, from $913 thousand for three-months ended June 30, 2003. The decline in interest expense was mainly due to management of the Bank constantly monitoring and actively reducing rates offered on various deposit accounts to coincide with the general decline in competitive loan, investment and deposit interest rates during the most recent three-month period. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and borrowings) increased to $207.9 million, with a cost of 1.41%, for three-months ended June 30, 2004 as compared to $202.2 million, with a cost of 1.81%, for three-months ending June 30, 2003. The average volume of interest-bearing deposits declined to $188.8 million, with a cost of 1.18%, for three-months ended June 30, 2004 as compared to $192.7 million, with a cost of 1.57%, for three-months ended June 30, 2003. Within the category of interest-bearing deposits, the average balance of certificate of deposit accounts declined by $10.5 million, while the average balance of NOW, savings and money market accounts increased by $6.6 million. During the recent quarter, some financial institutions paid above-market rates of interest which, management believes, enticed some maturing certificate of deposit customers to move their deposits to other financial institutions. To a lesser extent, some customers chose to keep their maturing certificate of deposit funds with the Bank and placed such funds in non-time deposit savings and NOW accounts. During this period of interest-bearing deposit decline, the Bank chose to increase its borrowing from the FHLB. The average balance of borrowings increased to $19.1 million, with an average cost of 3.71%, for three-months ended June 30, 2004, as compared to an average balance of $9.5 million, with an average cost of 6.57%, for three-months ended June 30, 2003. The increase in average borrowing from the FHLB was the result of borrowing $10 million to fund the purchase of 15-yr, fixed-rate federal agency mortgage-backed securities. The average life of the borrowing was selected to somewhat match the estimated life and other characteristics of the underlying securities.

      Net Interest Income: The Bank's net interest income increased by $140 thousand, or 7.1%, for three-months ended June 30, 2004, to $2.1 million compared to $2.0 million for three-months ended June 30, 2003. The increase was primarily attributed to the combination of a decrease in interest and dividend income of $39 thousand and a decline in interest expense of $179 thousand. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased to 3.24% for three-months ended June 30, 2004 as compared to 3.11% for three-months ended June 30, 2003.

      Provision for Loan Losses: The Bank had a $30 thousand provision for loan losses for three-months ended June 30, 2004 compared to $0 for three-months ended June 30, 2003. Total loans were $145.9 million at June 30, 2004 and $141.3 million at March 31, 2004, resulting in a $4.6 million increase in loans during the current quarter. The increase in loans during the current quarter was primarily as a result of $2.6 million growth in residential real estate loans and $2.0 million growth in commercial loans. The provision for loan losses is a result of management's periodic analysis of risks inherent in its loan portfolio as well as the adequacy of the allowance for loan losses. It is the Bank's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. As the Bank expands its commercial lending activities, management believes that growth in the provision for loan losses may be likely. Additionally, while management believes it continues to have excellent loan quality, with $312 thousand of non-accrual loans and non-performing assets and an allowance for loan losses of $950 thousand at June 30, 2004, the Bank recognizes that it is located in a market and geographic area that is considered in the high technology and financial services belt and, most likely, the Bank's allowance for loan loss will reflect the relative health of these economic sectors. While management believes it's current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of mortgages and the sale of securities available for sale, and income from bank-owned life insurance ("BOLI"). Total other income declined by $138 thousand, or 37.2%, to $233 thousand for three-months ended June 30, 2004, from $371 thousand for three-months ended June 30, 2003. Gains on sales of securities available for sale declined by $101 thousand, or 76.5%, to $31 thousand for three-months ended June 30, 2004 as compared to $132 thousand for three-months ended June 30, 2003 primarily as a result of a decline in the volume of securities sold. Gains on sales of mortgages declined by $24 thousand for three-months ended June 30, 2004 as a result of a decline in sales of fixed-rate mortgages. Income from customer service fees declined by $7 thousand, or 4.2%, to $159 thousand for three-months ended June 30, 2004 as compared to $166 thousand for three-months ended June 30, 2003, primarily from a decrease in ATM fee income.

      With regard to the Company's common stock holdings, the Company's internal investment policy requires management to either write-down to market value, or sell, any common stock issue that has sustained a decline in market value of 50% or more, for a continuous period of nine-months or more.

Although management believes that it has established and maintained an adequate accounting policy as it relates to investment impairment, such judgments involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed with the Audit Committee and the Company's Board of Directors. For three-months ended June 30, 2004 and June 30, 2003, no investment in common stock met the criteria noted above.

      Operating Expenses: Compared to three-months ended June 30, 2003, three-months ended June 30, 2004 operating expenses increased by $6 thousand, or 0.3%, to $2.0 million. Salary and employee benefit expenses declined by $41 thousand, or 3.7%, to $1.1 million for three-months ended June 30, 2004 as compared to three-months ended June 30, 2003 due, in large part, to the payment of $75 thousand to a retiring officer in May 2003. While expenses relating to the Bank's supplemental employee retirement plan increased, the Bank experienced a reduction in the level of incentive compensation payments and a reduction in retirement expenses relating to its employee defined-benefit pension plan and its director retirement plan. The Bank is allowed to defer certain operating costs, primarily salaries, related to originating loans. As a result of a general decline in lending volume, the reduction in salary costs associated with the closing of new residential, commercial and construction loans declined to $29 thousand for three-months ended June 30, 2004 as compared to $41 thousand for three-months ended June 30, 2003. These deferred costs are considered yield adjustments, and are subsequently charged to interest income over the life of each loan. Data processing expenses increased $31 thousand, or 23.0%, to $166 thousand for three-months ended June 30, 2004, as compared to $135 thousand for three-months ended June 30, 2003 primarily due to a higher level of services provided by the data processing vendor. Marketing and advertising expense increased by $19 thousand, to $80 thousand, for three-months ended June 30, 2004 as compared to $61 thousand, for three-months ended June 30, 2003, primarily as a result of an increase in expenses relating to print, radio and cable TV advertising. Professional fees decreased by $17 thousand, to $53 thousand, for three-months ended June 30, 2004 as compared to $70 thousand for three-months ended June 30, 2003 primarily as a result of decreased legal fees. Occupancy and equipment expenses decreased by $18 thousand, to $300 thousand for three-months ended June 30, 2004 as compared to $318 thousand for three-months ended June 30, 2003 primarily as a result of a reduction in depreciation, rent and other occupancy costs associated with the April 2004 closing of a Shrewsbury branch office located in the Shaw's Supermarket and also due to a decline in the level of depreciation expenses relating to in-use software and computer equipment which was fully depreciated in the current period. During July, management began a program of replacing certain older generation personal computers and software. Other general and administrative expenses increased by $32 thousand, to $348 thousand for three-months ended June 30, 2004 as compared to $316 thousand for three-months ended June 30, 2003 primarily as a result of increases in consulting expense relating to the use of an outside facilitator in preparing a strategic plan and other consultant expenses associated with loan compliance reviews.

      Income Taxes: Income before provision for income taxes declined by $34 thousand, to $293 for three-months ended June 30, 2004 as compared to $327 thousand for three-months ended June 30, 2003. Primarily a result of this decline, the provision for income taxes declined by $17 thousand, to $83 thousand, for three-months ended June 30, 2004 as compared to $100 thousand for three-months ended June 30, 2003. The effective income tax rate was 28.3% and 30.6% for three-months ended June 30, 2004 and three-months ended June 30, 2003, respectively. In addition, the Bank utilizes a wholly-owned security investment subsidiary, receives the benefit of a dividends received deduction on common stock held and receives favorable tax treatment from the increase in the cash surrender value of BOLI.

Comparison of Operating Results for Nine-months Ended June 30, 2004 and
2003

      Net Income: The Company reported earnings per share (dilutive) for nine-months ended June 30, 2004 of $0.55 on net income of $858 thousand, as compared to $0.44 per share (dilutive) on net income of $684 thousand for nine-months ended June 30, 2003. For nine-months ended June 30, 2004, net income increased by $174 thousand, or 25.4%, to $858 thousand, as compared to $684 thousand, for nine-months ended June 30, 2003. The Company's return on average assets was 0.45% for nine-months ended June 30, 2004 as compared to 0.37% for nine-months ended June 30, 2003.

      The increase in net income was primarily due to an increase in net interest income, customer service fees and gain on the sales of mortgages, offset, to a lesser extent, by an increase in operating expenses, provision for loan losses, provision for income taxes and a decline in gains on the sales of securities available for sale. Net interest income increased by $259 thousand, or 4.2%, to $6.4 million for nine-months ended June 30, 2004, as compared to $6.1 million for nine-months ended June 30, 2003. While the average rate earned on interest-earning assets declined by 0.52%, to 4.76% for nine-months ended June 30, 2004 from 5.28% for nine-months ended June 30, 2003, the average cost of interest-bearing liabilities declined, to a greater extent, by 0.62%, to 1.43% for nine-months ended June 30, 2004 from 2.05% for nine-months ended June 30, 2003. The decline in the rates of interest earned on interest-earning assets primarily reflects a decline in market interest rates and the desire for loan customers to refinance their loans at lower interest rates. The decline in rates of interest paid on interest-bearing liabilities was primarily the result of maturing certificates of deposits reinvested at lower rates, a decline in the rate paid on savings deposits and also due to an increase in the amount of relatively low-cost borrowings from the FHLB. Income from customer service fees increased by $91 thousand, or 20.4%, to $536 thousand for nine-months ended June 30, 2004 as compared to $445 thousand for nine-months ended June 30, 2003, primarily due to the recognition of a non-refundable $71 thousand prepayment fee from the payment in full of a $2.6 million commercial loan. Also for nine-months ended June 30, 2004, the Company sold fixed-rate mortgage loans, with servicing retained by the Bank, and recognized a pre-tax gain on the sale of $88 thousand, as compared to a pre-tax gain of $29 thousand, on a substantially reduced volume of loans sold, for nine-months ended June 30, 2003. For nine-months ended June 30, 2004, operating expenses increased by $86 thousand, or 1.5%, to $5.9 million, from $5.8 million for nine-months ended June 30, 2003. The primary reasons for the increase were due to general increases in staff salaries, an increase in supplemental employee retirement plan expenses and also due to a decline in deferred costs related to the decrease in the volume of new mortgage loans. As a result of a higher level of services provided, data processing expenses increased by $69 thousand, or 15.5%, to $514 thousand for nine-months ended June 30, 2004 as compared to $445 thousand for nine-months ended June 30, 2003. Occupancy and equipment expenses declined due primarily to a savings associated with the closing of the Shaw's Supermarket branch in April 2004 and a general decline in depreciation due to more in-use equipment being fully depreciated. Also, professional fees declined as a result of a decline in legal expenses. The provision for loan losses increased by $70 thousand for nine-months ended June 30, 2004 and reflects the result of a $5.5 million net increase in commercial loans for nine-months ended June 30, 2004. Provision for income taxes increased as a result of increased income before provision for income taxes.

      The following schedule of the Bank's net interest rate spread and net interest margin for the periods indicated is based upon average balances and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:


                                            Nine-Months Ended
                                                 June 30,
                                            -----------------     Increase
                                              2004     2003      (decrease)
                                              ----     ----      ----------

Interest-earning assets:
  Short-term investments (1)                  0.82%    1.17%       -0.35%
  Investment securities (2)                   3.94%    4.70%       -0.76%
  Loans (3)                                   5.44%    6.06%       -0.62%
      Total interest-earning assets           4.76%    5.28%       -0.52%

Interest-bearing liabilities:
  NOW accounts                                0.10%    0.18%       -0.08%
  Savings accounts (4)                        1.06%    1.50%       -0.44%
  Money market deposit accounts               0.99%    1.32%       -0.33%
  Certificate of deposit accounts             2.08%    2.90%       -0.82%
      Total interest-bearing deposits         1.22%    1.82%       -0.60%
  Borrowed funds                              4.38%    6.55%       -2.17%
      Total interest-bearing liabilities      1.43%    2.05%       -0.62%

Net interest rate spread (5)                  3.33%    3.23%        0.10%
Net interest margin (6)                       3.54%    3.52%        0.02%

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

      Interest and Dividend Income: The Bank's interest and dividend income declined by $607 thousand, or 6.6%, to $8.6 million for nine-months ended June 30, 2004 as compared to $9.2 million for nine-months ended June 30, 2003. The decline was due to the combination of lower rates earned on average interest-earning assets offset, to a lesser extent, by an increase in the average volume of interest-earning assets. The Bank's average interest rate earned on all interest-earning assets declined by 0.52%, to 4.76% for nine-months ended June 30, 2004 from 5.28% for nine-months ended June 30, 2003. However, the average volume of interest-earning assets for nine-months ended June 30, 2004 increased to $239.6 as compared to an average volume of $231.4 million for nine-months ended June 30, 2003. This $8.2 million increase in average volume of interest-earning assets was primarily the result of positive cash flows from interest-bearing deposits, FHLB advances and non interest-bearing liabilities such as checking accounts. This new earning asset volume was invested in assets with comparatively lower interest-earning rates than the portfolio as a whole.

      The average balance of investment securities for nine-months ended June 30, 2004 increased to $92.7 million, earning 3.94% as compared to an average balance of $87.1 million, earning 4.70% for nine-months ending June 30, 2003. The average balance of short-term investments for nine-months ended June 30, 2004 declined to $5.1 million earning 0.82% as compared to an average balance of $12.8 million earning 1.17% for nine-months ending June 30, 2003. In this environment of low interest rates, management has chosen to reduce the balance of short-term investments and to re-invest such balances in longer-term investment securities that offer higher rates of interest and, when necessary, to borrow overnight funds from the FHLB for cash management purposes. The average balance of loans for nine-months ended June 30, 2004, increased to $141.8 million earning 5.44%, as compared to an average balance of $131.5 million earning 6.06% for nine-months ending June 30, 2003. While the average volume of real estate and commercial loans increased, the Bank experienced a decline in its rate of interest earned on loans primarily in response to the general decline in market-based interest rates offered on new loans granted during the period, a decline in the rates of interest charged on adjustable-rate loans which were subject to contractual adjustment during the period, loan sales and unscheduled customer refinancing and renegotiations of existing loan interest rates.

      Interest Expense: Total interest expense declined by $866 thousand, or 28.3%, to $2.2 million for nine-months ended June 30, 2004, from $3.1 million for nine-months ended June 30, 2003. The decline in interest expense was primarily due to management of the Bank constantly monitoring and actively reducing rates offered on various deposit accounts to coincide with the general decline in competitive loan, investment and deposit interest rates and also due to a decline in the cost of borrowing from the FHLB. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and borrowings) increased to $204.5 million, with a cost of 1.43%, for nine-months ended June 30, 2004 as compared to $199.0 million, with a cost of 2.05%, for nine-months ending June 30, 2003. Within this category of interest-bearing liabilities, the average volume of interest-bearing deposits increased to $191.2 million, with a cost of 1.22%, for nine-months ended June 30, 2004 as compared to $189.5 million, with a cost of 1.82%, for nine-months ended June 30, 2003. The average balance of borrowings increased to $13.3 million, with an average cost of 4.38%, for nine-months ended June 30, 2004, as compared to an average balance of $9.5 million, with an average cost of 6.55%, for nine-months ended June 30, 2003. The increase in average borrowing from the FHLB was the result of borrowing $10 million to fund the purchase of 15-yr, fixed-rate federal agency mortgage-backed securities. The average life of the borrowing was selected to somewhat match the estimated life and other characteristics of the underlying securities.

      Net Interest Income: The Bank's net interest income increased by $259 thousand, or 4.2%, for nine-months ended June 30, 2004, to $6.4 million, from $6.1 million for nine-months ended June 30, 2003. As noted above, the increase was primarily attributed to the combination of a decrease in interest and dividend income of $607 thousand and a decline in interest expense of $866 thousand. The Bank's reduction in rates paid on interest-bearing deposit accounts and borrowing exceeded the effect of lower yields on interest-earning assets, which resulted in an expanded net interest rate spread. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased by 0.10%, to 3.33% for nine-months ended June 30, 2004 as compared to 3.23% for nine-months ending June 30, 2003.

      Provision for Loan Losses: The Bank had a $70 thousand provision for loan losses for nine-months ended June 30, 2004 compared to $0 for nine-months ended June 30, 2003. Total loans at June 30, 2004 and September 30, 2003 were $145.9 million and $141.6 million, respectively, reflecting growth of $4.3 million, or 3.0%. The increase in loans during the current nine-months was primarily as a result of $5.5 million growth in commercial loans and a decline of $930 thousand in residential real estate loans. The residential real estate loan decline reflects the results of the sale of $4.9 million of loans during the year. The provision for loan losses is a result of management's periodic analysis of risks inherent in its loan portfolio as well as the adequacy of the allowance for loan losses. It is the Bank's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. As the Bank expands its commercial lending activities, management believes that growth in the provision for loan losses may be likely. Additionally, while management believes it continues to have excellent loan quality, with $312 thousand of non-accrual loans and non-performing assets and an allowance for loan losses of $950 thousand at June 30, 2004, the Bank recognizes that it is located in a market and geographic area that is considered in the high technology and financial services belt and, most likely, the Bank's allowance for loan loss will reflect the relative health of these economic sectors. While management believes it's current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of mortgages and the sale of securities available for sale, and income from bank-owned life insurance ("BOLI"). Total other income increased by $117 thousand, or 15.9%, to $854 thousand for nine-months ended June 30, 2004, from $737 thousand for the comparative nine-months ended June 30, 2003. Income from customer service fees increased by $91 thousand, or 20.4%, to $536 thousand for nine-months ended June 30, 2004 as compared to $445 thousand for nine-months ended June 30, 2003, due primarily from the recognition of a non-refundable $71 thousand prepayment fee from the payment in full of a $2.6 million commercial loan. For nine-months ended June 30, 2004, the Company sold fixed-rate mortgage loans, with servicing retained by the Bank, and recognized a pre-tax gain on the sale of $88 thousand, as compared to a pre-tax gain of $29 thousand, on a substantially reduced volume of loans sold, for nine-months ended June 30, 2003. Additionally, for nine-months ended June 30, 2004, the Company sold securities available for sale, primarily common stocks, corporate bonds and federal agency securities, and realized net pre-tax gains of $89 thousand, as compared to net pre-tax gains of $129 thousand for nine-months ended June 30, 2003.

      With regard to the Company's common stock holdings, the Company's internal investment policy requires management to either write-down to market value, or sell, any common stock issue that has sustained a decline in market value of 50% or more, for a continuous period of nine-months or more. Although management believes that it has established and maintained an adequate accounting policy as it relates to investment impairment, such judgments involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed with the Audit Committee and the Company's Board of Directors. For nine-months ended June 30, 2004 and June 30, 2003, no investment in common stock met the criteria noted above.

      Operating Expenses: For nine-months ended June 30, 2004, operating expenses increased by $86 thousand, or 1.5%, to $5.9 million, from $5.8 million for nine-months ended June 30, 2003. While salary and benefits, data processing, marketing and other general and administrative expenses increased, expenses relating to professional fees and occupancy and equipment declined for nine-months ended June 30, 2004 as compared to nine-months ended June 30, 2003. Salary and employee benefit expenses increased
$52 thousand, or 1.7%, to $3.1 million for nine-months ended June 30, 2004 compared to the same nine-months ended in 2003. Salary and benefit expenses increased as a result of general salary adjustments and increased expenses relating to the Company's Employee Stock Ownership Plan and supplemental employee retirement plans. Decreases in some salary and benefit expenses occurred due to declines in retirement expenses relating to the defined-benefit pension plan and director supplemental compensation benefit, and also due to declines in overtime pay and the use of temporary help. Data processing expenses increased 15.5%, or $69 thousand, to $514 thousand for nine-months ended June 30, 2004 as compared to $445 thousand for nine-months ended June 30, 2003 primarily as a result of an increase in the level of services provided. Marketing and advertising expenses increased by 4.8%, or $7 thousand, to $154 thousand for nine-months ended June 30, 2004 primarily due an increase in expenses relating to radio, direct print and special event sponsorships. Other general and administrative expenses increased by $10 thousand, or 1.0%, to $1 million for nine-months ended
June 30, 2004 as compared to nine-months ended June 30, 2003 primarily as a result of increases in consulting expense associated with the utilization of an outside facilitator in preparing a strategic plan and other consultant expenses associated with loan compliance reviews. Some operating expense areas decreased. Professional fees declined by $27 thousand, or 12.3%, to $192 thousand for nine-months ended June 30, 2004 as compared to $219 thousand for nine-months ended June 30, 2003 due primarily to a decline in legal expenses. Also, occupancy and equipment expenses decreased by $25 thousand, to $920 thousand for nine-months ended June 30, 2004 as compared to $945 thousand for nine-months ended June 30, 2003 primarily as a result of a reduction in depreciation, rent and other occupancy costs associated with the April 2004 closing of a Shrewsbury branch office located in the Shaw's Supermarket and also due to a decline in the level of depreciation expenses relating to in-use software and computer equipment which was fully depreciated in the current period. During July, management began a program of replacing certain older generation personal computers and software.

      Income Taxes: Income before provision for income taxes increased by $220 thousand, to $1.2 million for nine-months ended June 30, 2004 as compared to $1.0 million for nine-months ended June 30, 2003. Primarily a result of this increase, the provision for income taxes increased by $46 thousand, to $382 thousand, for nine-months ended June 30, 2004 as compared to $336 thousand for nine-months ended June 30, 2003. The effective income tax rate was 30.8% and 32.9% for nine-months ended June 30, 2004 and nine-months ended June 30, 2003, respectively. In addition, the Bank utilizes a wholly-owned security investment subsidiary, receives the benefit of a dividends received deduction on common stock held and receives favorable tax treatment from the increase in the cash surrender value of BOLI.

Liquidity and Capital Resources

      The term "liquidity" refers to the Bank's ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. The Bank's primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by the Bank's operations. The Bank also borrows money from time to time from the FHLB as part of its management of interest rate risk.

      Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

      The Bank's primary investing activities are the origination of one-to four-family real estate and other loans and the purchase of securities.
During nine-months ended June 30, 2004, the Bank originated loans of $40.7 million, experienced principal repayments on loans of $31.5 million and sold $4.9 million of 30-yr fixed-rate loans. The Bank purchased securities of $30.3 million, while sales and calls on securities provided $11.4 million and principal payments on mortgage-backed securities provided an additional $6.7 million. There were $5.0 million of securities that matured during nine-months ended June 30, 2004. During nine-months ended June 30, 2004, the Bank experienced a net decrease in deposits of $1.2 million.
During the recent quarter, some competitor financial institutions offered above-market rates of interest which, management believes, enticed some maturing certificate of deposit customers to move their deposits to other financial institutions. These investing activities were financed primarily by a net increase in FHLB borrowing of $9.0 million and by a net decrease in cash and cash equivalents of $3.6 million during nine-months ended June 30, 2004.

      Certificate of deposit accounts scheduled to mature within one year were $35.5 million at June 30, 2004. Based on the Bank's historical deposit retention experience and current pricing strategy and enhanced product offerings, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. Recently, the Bank introduced a new certificate of deposit that will permit the certificate holder a one-time option to have the interest rate "stepped-up" to the then current rate offered by the Bank on a similar certificate for the remaining term of the original certificate of deposit. The Bank has recently begun promoting this new certificate of deposit and believes it will significantly enhance retention and attract new depositors as well.

      The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund, the Federal Deposit Insurance Corporation and other available reports, which compare the Bank's liquidity with banks in the state and in its peer group. The Bank anticipates that it will have sufficient funds to meet its current funding commitments. At June 30, 2004, the Bank had $18.5 million in outstanding borrowing from the FHLB and, based upon estimated eligible collateral that could be pledged with the FHLB, the Bank had additional borrowing capacity of $58.9 million at June 30, 2004.

      At June 30, 2004, the Company's capital to assets ratio was 10.60% and it exceeded applicable regulatory capital requirements. Further, it does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit.

Off-Balance Sheet Arrangements

      The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings.

None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended June 30, 2004.


                                                                             (d) Maximum
                                                          (c) Total          Number (or
                                                          Number of          Approximate
                                                          Shares (or         Dollar Value)
                                                          Units)             of Shares (or
                         (a) Total                        Purchased as       Units) that may
                         Number of                        Part of            yet be
                         Shares (or    (b) Average        Publicly           Purchased under
                         Units) per    Price Paid per     Announced Plans    the Plans or
Period                   Purchased     Share (or Unit)    or Programs        Programs
------                   ----------    ---------------    ---------------    ---------------

April 1, 2004 through
 April 30, 2004              0                0                  0              79,069(1)
May 1, 2004 through
 May 31, 2004                0                0                  0              79,069
June 1, 2004 through
 June 30, 2004               0                0                  0              79,069
Total                        0                0                  0              79,069

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

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibit 31.1: Rule 13a-14(a)/15d-14(a) Certifications

         Exhibit 32.1: Section 1350 Certifications

(b)      Reports on 8-K.

         On July 27, 2004, the registrant filed with the SEC a Current Report on Form 8-K dated July 27, 2004 furnishing its press release announcing earnings for the third quarter of the 2004 fiscal year, under Item 12.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westborough Financial Services, Inc.

Date:  August 16, 2004                 By: /s/ Joseph F. MacDonough
                                           --------------------------------
                                           President and Chief Executive
                                           Officer

Date:  August 16, 2004                 By: /s/ John L. Casagrande
                                           --------------------------------
                                           Senior Vice-President,
                                           Treasurer and Clerk