Form 10KSB
period 2004-09-30
WESTBOROUGH FINANCIAL SERVICES INC
filed 2004-12-29
CIK 1087843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                 Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________.

                        Commission file No. 000-27997

                    WESTBOROUGH FINANCIAL SERVICES, INC.
            (Exact name of small business issuer in its charter)

              Massachusetts                                  04-3504121
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

           100 E. Main Street
       Westborough, Massachusetts                              01581
(Address of principal executive offices)                     (Zip Code)

                               (508) 366-4111
              (Issuer's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act:

                                    None.

       Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, par value $0.01 per share

                              (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.      [X]

The issuer's revenues for the fiscal year ended September 30, 2004 were $12,605,000.

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the common stock as of December 6, 2004 was $14,015,503.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 6, 2004, the registrant had 1,591,174 shares of common stock, par value $0.01 per share, outstanding.

                    Documents incorporated by reference.

Portions of the registrant's annual report to shareholders for the fiscal year ended September 30, 2004, attached hereto as Exhibit 13.1, are incorporated by reference in Part II of this Form 10-KSB.

Portions of the registrant's proxy statement for the annual meeting of shareholders to be held on January 27, 2005, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended September 30, 2004, are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):
Yes [ ]      No [X]

                              TABLE OF CONTENTS

                                                                       Page
                                                                       ----

FORWARD LOOKING STATEMENTS                                              (i)

PART I                                                                   1
  ITEM 1.   DESCRIPTION OF BUSINESS                                      1
  ITEM 2.   DESCRIPTION OF PROPERTY                                     40
  ITEM 3.   LEGAL PROCEEDINGS                                           41
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         41

PART II                                                                 41
  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS    41
  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   41
  ITEM 7.   FINANCIAL STATEMENTS                                        41
  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                         42
  ITEM 8A.  CONTROLS AND PROCEDURES                                     42
  ITEM 8B.  OTHER INFORMATION                                           42

PART III                                                                42
  ITEM 9.   DIRECTORS AND PRINCIPAL OFFICERS                            42
  ITEM 10.  EXECUTIVE COMPENSATION                                      42
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                              42
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              43
  ITEM 13.  EXHIBITS                                                    43
  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                      45
  SIGNATURES                                                            46
  CERTIFICATIONS                                                        49

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

      *     changes in accounting principles, policies or guidelines;

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

ITEM 1.  DESCRIPTION OF BUSINESS

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

      Unless otherwise indicated, the information presented in this Annual Report on Form 10-KSB represents the consolidated activity of the Company and its subsidiary for the year ended September 30, 2004.

      At September 30, 2004, total assets were $264.0 million, deposits were $211.7 million and total stockholders' equity was $28.7 million.

Market Area

      The Bank is a community- and customer-oriented retail bank offering traditional deposit products, residential and commercial real estate mortgage loans and, to a lesser extent, consumer and commercial loans. The Bank operates four full service-banking offices located in the towns of Westborough, Northborough and Shrewsbury, Massachusetts. The Bank also operates a non-public, self-contained office at the "Willows," a retirement community located in Westborough. Together, these offices serve the Bank's "primary market area" consisting of Westborough, Northborough, Shrewsbury, Grafton, Southborough and Hopkinton, Massachusetts. The Bank's deposits are gathered from the general public in these towns and the surrounding communities. The Bank's lending activities are concentrated primarily in the towns where it has offices, as well as contiguous cities and towns. These cities and towns are located in east central Massachusetts, near the central Route 495 belt.

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

      The Bank anticipates that its future growth opportunities will be influenced by the growth and stability of the statewide and regional economies, other demographic population trends and the competitive environment. The Bank believes that it has developed lending, deposit and non-deposit investment products and marketing strategies to address the diverse needs of the residents in its market area.

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

      * increase the use of alternative delivery channels, such as internet and telephone banking; and

      * offer a variety of non-deposit investment products (such as mutual funds, insurance, etc.,) and services as a means to compete for an increased share of its customers' financial service business.

      In order to create a platform for the accomplishment of the Company's goals, management has made significant investments in its physical infrastructure and human and technological resources. In particular, the Bank has completed an addition to its main office and renovated the older portion of its main office. Additionally, in 2003, the Bank completed constructing a 3,400 square foot office at 23 Maple Avenue, Shrewsbury. The previous, 900 square foot 19 Maple Avenue branch was closed and customers are now utilizing the new, expanded facility. In Spring 2004, the Shaw's Supermarket branch office in Shrewsbury closed and customers were encouraged to utilize the new, expanded, Shrewsbury branch facility. The Bank continues to upgrade and expand its internet-based service delivery systems with the addition of an enhanced internet bill payment product and an improved web page. Such investments have been, and in the future, will be, necessary to ensure that adequate resources are in place to offer increased products and services. Management believes that its long-term profitability should improve as it realizes the benefits of diversified product lines, delivery systems and market share growth.

Lending Activities

      General. The Bank originates loans through all of its offices. The principal lending activities of the Bank are the origination and purchase of first mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties. To a lesser extent, the Bank also originates commercial real estate loans, commercial and industrial (C&I) loans and consumer loans.

      The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and percentages at the dates indicated.


                                                                         At September 30,
                                 -------------------------------------------------------------------------------------------------
                                       2004                2003                2002                2001                2000
                                 -----------------   -----------------   -----------------   -----------------   -----------------
                                          Percent             Percent             Percent             Percent             Percent
                                 Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total
                                 ------   --------   ------   --------   ------   --------   ------   --------   ------   --------
                                                                      (Dollars in thousands)

Real estate loans:
  Fixed rate mortgages          $ 64,310   38.51%   $ 65,170   44.84%   $ 47,599   35.01%   $ 53,431   39.42%   $ 47,964   41.68%
  Variable rate mortgages         64,788   38.81%     48,287   33.23%     54,096   39.78%     55,859   41.21%     52,233   45.38%
  Commercial                      23,313   13.96%     17,290   11.90%     20,092   14.78%     13,149    9.70%      6,309    5.48%
  Home equity lines-of-credit     11,295    6.77%     10,303    7.09%      8,792    6.47%      6,931    5.11%      4,027    3.50%
                                --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
      Total real estate loans    163,706   98.05%    141,050   97.06%    130,579   96.04%    129,370   95.44%    110,533   96.04%
                                --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
Consumer loans:
  Personal                           322    0.19%        564    0.39%        983    0.72%      1,196    0.88%        911    0.79%
  Deposit secured                    297    0.18%        358    0.24%        509    0.37%        652    0.48%        676    0.59%
  Home improvement                    85    0.05%         68    0.05%        171    0.13%        759    0.56%        118    0.10%
                                --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
      Total consumer loans           704    0.42%        990    0.68%      1,663    1.22%      2,607    1.92%      1,705    1.48%
                                --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
Commercial loans:
  Commercial lines-of-credit         965    0.58%      1,824    1.25%      2,549    1.87%      1,783    1.32%      1,403    1.22%
  Commercial installment           1,579    0.95%      1,461    1.01%      1,182    0.87%      1,795    1.32%      1,450    1.26%
                                --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
      Total commercial loans       2,544    1.53%      3,285    2.26%      3,731    2.74%      3,578    2.64%      2,853    2.48%
                                --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
Total loans                      166,954  100.00%    145,325  100.00%    135,973  100.00%    135,555  100.00%    115,091  100.00%
                                          ======              ======              ======              ======              ======
Adjusted by:
Due to borrowers on
 incomplete loans                 (1,507)             (3,550)             (2,866)               (480)               (543)
Net deferred loan costs              389                 223                 161                 136                 120
Net premium (discount) on
 purchased  loans and indirect
 lending                             402                 470                 538                 662                (235)
Allowance for loan loss             (950)               (911)               (926)               (916)               (874)
                                --------            --------            --------            --------            --------
Net loans                       $165,288            $141,557            $132,880            $134,957            $113,559
                                ========            ========            ========            ========            ========

      Residential Mortgage Loans. The Bank's primary lending emphasis is the origination of first mortgage loans secured by one- to four-family properties that serve as the primary or secondary residence of the owner. As of September 30, 2004, loans on one- to four-family residential properties accounted for 77.3% of the Bank's total loan portfolio.

      Most of the Bank's loan originations are from internal mortgage specialists, directors and officers, marketing promotions, referrals from mortgage brokers (correspondents), existing or past customers, and members of the Bank's local communities or referrals from local real estate agents, attorneys and builders. The Bank believes that its branch network is a significant source of new loan generation. The Bank has two mortgage loan originators, each of whom have designated call areas and each originator has a lap-top computer for ease in taking loan applications. They have extensive training in residential and equity products and are available to meet with customers at the office of a realtor or their homes. The Bank's marketing department provides support in the form of displays, mailings and other materials which are available to the loan specialists to leave in real estate offices.

      The Bank currently offers loans that conform to underwriting standards specified by Fannie Mae ("conforming loans") and also originates non-conforming loans, as described below. These loans may be fixed-rate one- to four-family mortgage loans or adjustable-rate one- to four-family mortgage loans with maturities of between 5 and 30 years. The non-conforming loans generally follow Fannie Mae guidelines except that the loan amount exceeds Fannie Mae guidelines' maximum limit of $333,700. The average size of the Bank's first mortgage loans originated during the year ended September 30, 2004 and the year ended September 30, 2003 was $244,431 and $193,927, respectively. The average size of the Bank's first mortgage loans was $156,435 and $137,064 at September 30, 2004 and September 30, 2003,
respectively. The Bank is an approved seller/servicer for Fannie Mae. The Bank generally sells 30-year, fixed rate one-to four-family loans in the secondary market. Loan sales were $5.6 million and $4.1 million for years ended September 30, 2004 and September 30, 2003, respectively. Such loans, however, continue to be serviced by the Bank.

      The Bank's originations of first mortgage loans amounted to $49.9 million in fiscal year 2004, $53.7 million in fiscal year 2003 and $30.0 million in fiscal year 2002. A significant number of the Bank's first mortgage loan originations have been the result of refinancing of its existing loans due to the relatively low interest rate levels over the past three years. During the latter part of 2004, the Bank entered into correspondent contracts with a number of mortgage brokers and lenders who present prospective customer loan applications to the Bank for consideration. Such loan applications are reviewed by the Bank, and approval is subject to the loan meeting established underwriting conditions and criteria.

      The Bank offers a variety of adjustable-rate mortgages ("ARM's") and fixed-rate one- to four-family mortgage loans with maximum loan-to-value ratios that depend on the type of property and the size of loan involved. The loan-to-value ratio is the loan amount divided by the appraised value of the property. The loan-to-value ratio is a measure commonly used by financial institutions to determine exposure to risk. The majority of the Bank's loans on owner-occupied one- to four-family homes are originated with a loan-to-value ratio of 80% or less. For first-time home buyers, the Bank has made loans on owner-occupied one- to four-family homes with a loan-to-value ratio of up to 95%. The borrower is required to obtain mortgage insurance if the loan-to-value ratio is over 80%. Subsequently, if the loan-to-value ratio falls to 80% or less, the borrower would not be required to continue to have mortgage insurance.

      The Bank currently offers fixed-rate mortgage loans with terms of 15, 20, 25 and 30 years secured by one- to four-family residences. Fixed rate mortgage loans are priced to be competitive with the offerings of local area banks, reflecting current market trends and conditions.

      The Bank currently offers a variety of ARM loans secured by one- to four-family residential properties that initially adjust after one year, three years, five years, seven years, or ten years. After the initial adjustment period, ARM loans adjust on an annual basis. The ARM loans that the Bank currently originates have a maximum 30 year amortization period and are subject to the same loan-to-value ratios applicable to fixed-rate mortgage loans described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the average yield on United States treasury securities and generally are subject to a maximum increase of 2% per adjustment period and a limitation on the aggregate adjustment of 6% over the life of the loan. The Bank originated $33.4 million and $22.8 million of one-to-four family ARM loans in the years ended September 30, 2004 and 2003, respectively. At September 30, 2004, 38.8% of the Bank's total loans consisted of ARM loans, up from 33.2% at September 30, 2003.

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

      The Bank's home equity lines-of-credit, which totaled $11.3 million, or 6.8% of total loans at September 30, 2004, are adjustable-rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences located in the Bank's market area. Interest rates on home equity credit lines are based upon the "prime rate" as published in the "Money Rates" section of the Wall Street Journal (the "index") with a minimum monthly principal payment of one-half of 1% of the outstanding principal balance of the loan. The maximum credit line available is equal to (i) the lesser of $250,000 or 80% of the Bank's appraisal of the property, or (ii) 50% of the tax assessment on the property. In each case, these amounts are reduced by the first mortgage balance. Such loans also have a maximum term of 15 years. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, cannot exceed 80% of the appraised value of the property. After September 30, 2004, the Bank modified its home equity line-of-credit product for new lines. The home equity line product is now written for a term of 20 years, with a 10 year draw period and a 10 year payback period, with no principal payments required during the draw period.

      In conjunction with the Bank's residential mortgage lending the Bank offers construction loans to the future occupants of single family homes. These loans typically have a term of twelve months and are structured to become permanent loans upon the completion of construction. All such loans are secured by first liens on the property and are subject to a maximum loan-to-value ratio of 80%, which is based upon the "as completed" valuation of the property. During the construction period, the interest rate for construction loans to individuals is equal to the index. Loans involving construction financing present a greater risk than loans for the purchase of existing homes since collateral values and construction costs can only be estimated at the time the loan is approved.

      Commercial Real Estate Loans. At September 30, 2004, commercial real estate mortgage loans totaled $23.3 million, or 14.0% of total loans. These loans are generally secured by office buildings, condominiums, retail establishments and churches located within the Bank's market area.

      The Bank's commercial real estate loans are offered on a fixed- and adjustable-rate basis. Typical terms for fixed rate loans provide for a maximum seven-year re-pricing term with a 20 year amortization and a market interest rate, based upon the index, as adjusted to reflect inherent risk factors. Typical terms for adjustable-rate loans provide for a maximum note and amortization term of 20 years, with a re-pricing schedule every 3 or 5 years. Price readjustments at each scheduled interval are based on a spread above the newly established index. Loans on commercial properties are also subject to a maximum loan-to-value ratio of 80% for the acquisition of the property and 75% for refinancing of the property.

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

      The Bank's real estate loan portfolio also includes construction loans to builders and developers of properties within the Bank's market area. Construction loans to builders typically are in amounts equal to 70% of the completed appraised value. Construction loans generally have up to twelve months with a fixed interest rate based upon the index plus a margin. In addition to securing the loan with the property under construction, the Bank generally obtains personal guarantees from the borrower. The proceeds of such loans are disbursed only after certification by in-house personnel or Bank retained inspection firms that confirm specified stages of construction have been completed.

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

      Consumer Loans. At September 30, 2004, $704 thousand, or 0.42 % of the Bank's total loans, consisted of consumer loans such as personal, deposit secured and fixed-rate home improvement loans. Consumer loans generally have shorter terms to maturity, which reduces the Bank's exposure to changes in interest rates. Consumer loans also carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, the Bank believes that offering consumer loan products helps to expand and create stronger ties to the Bank's existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

      The Bank's personal loans consist of unsecured loans to individuals and secured loans for the purchase of new and used automobiles. The Bank's unsecured loans have a maximum term of 48 months. The terms of the Bank's automobile loans generally are determined by the age and condition of the vehicle. At September 30, 2004, the Bank's personal loans totaled $322 thousand , or 0.19% of total loans.

      The Bank also makes loans secured by deposit accounts up to 90% of the amount of the depositor's savings account balance. The rate for such loans is 2.0% higher than the rate paid on regular savings accounts and 3.0% higher than the rate paid on term deposits. For loans secured by term deposits, the maturity date for the loan is the lesser of 36 months, or the maturity of the deposit instrument. For loans secured by regular savings deposit accounts, the term is the lesser of 36 months or the term desired by the regular savings account customer. Deposit secured loans totaled $297 thousand, or 0.18% of total loans at September 30, 2004.

      The Bank offers fixed-rate home improvement loans in amounts equal to that available for home equity credit line loans as discussed above. These loans are secured by owner-occupied one- to four-family residences for terms of up to 10 years. At September 30, 2004, these loans totaled $85 thousand, or 0.05% of total loans.

      Commercial Loans. The Bank has made a commitment to small business lending by developing certain products and services for the small- and medium-sized businesses located in the Bank's market area. Such services are designed to give business owners borrowing opportunities for, among other things, modernization, inventory, equipment, consolidation and working capital. In addition, the Bank has tailored certain products and services, such as its business checking accounts and treasury and tax loan service, to better serve the needs of local businesses. The Bank also is an approved lender of the Small Business Administration. At September 30, 2004, $2.5 million, or 1.53%, of the Bank's total loans consisted of commercial loans.
 The Bank expects that commercial loans will comprise a growing portion of its total loan portfolio in the future.

      Commercial loans generally are limited to terms of five years or less. Substantially all commercial loans have variable interest rates tied to the index. Where applicable, the Bank collateralizes these loans with a lien on business assets and equipment and the personal guarantees of the borrower's principal officers (a lien may also be placed on one's primary residence).

      The Bank's commercial services are administered by the Bank's loan department. The Bank has two experienced commercial lending officers with considerable commercial lending expertise, including many years of banking experience in Massachusetts and in the Bank's market area. Also, the Bank added an experienced commercial loan assistant, with in-depth knowledge of the Bank's core processing system, and a senior credit analyst with extensive national and international banking experience. The Bank also intends to add additional qualified lending and support staff and enhanced information systems as the size and complexity of the commercial portfolio change.

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

      The following table sets forth information with respect to originations, sales of loans and principal payments for the periods indicated.


                                                               For the Year Ended September 30,
                                                -------------------------------------------------------------
                                                   2004         2003         2002         2001         2000
                                                   ----         ----         ----         ----         ----
                                                                        (In thousands)

Loans, net:

  Balance outstanding beginning of year         $ 141,557    $ 132,880    $ 134,957    $ 113,559    $  92,092
                                                ---------    ---------    ---------    ---------    ---------

Originations and Purchased Loans:
  Mortgage loans:
    Residential                                    49,850       53,729       30,003       20,892       17,194
    Commercial                                      8,890        1,164        8,866        7,023        4,453
    Home equity lines-of-credit                    10,032        9,488        8,658        7,326        2,611
                                                ---------    ---------    ---------    ---------    ---------
      Total mortgage originations                  68,772       64,381       47,527       35,241       24,258
  Commercial loans                                  7,552        2,728        1,704        5,085        2,705
  Consumer loans                                      656        1,453        2,123        1,956        3,382
                                                ---------    ---------    ---------    ---------    ---------
      Total originations                           76,980       68,562       51,354       42,282       30,345
                                                ---------    ---------    ---------    ---------    ---------

  Purchased loans                                       0            0            0        9,484       12,791
                                                ---------    ---------    ---------    ---------    ---------

Less:
  Principal repayments, unadvanced
   funds and other, net                           (47,688)     (55,835)     (53,421)     (30,326)     (21,674)
  Sale of mortgage loans, principal balance        (5,522)      (4,065)           0            0            0
  Provision for loan losses                           (70)           0           (8)         (48)           0
  Net loan charge-off (recoveries)                     31           15           (2)           6            5
  Transfers to foreclosed real estate                   0            0            0            0            0
                                                ---------    ---------    ---------    ---------    ---------
      Total deductions                            (53,249)     (59,885)     (53,431)     (30,368)     (21,669)
                                                ---------    ---------    ---------    ---------    ---------
  Net loan activity                                23,731        8,677       (2,077)      21,398       21,467
                                                ---------    ---------    ---------    ---------    ---------
      Loans, net, end of year                   $ 165,288    $ 141,557    $ 132,880    $ 134,957    $ 113,559
                                                =========    =========    =========    =========    =========

      The following table presents, as of September 30, 2004, the dollar amount of all loans due after September 30, 2005, and whether such loans have fixed or adjustable interest rates.


                                      Due After September 30, 2005
                                    --------------------------------
                                     Fixed      Adjustable    Total
                                     -----      ----------    -----
                                              (In Thousands)

Mortgage loans                      $ 62,339    $ 58,532    $120,871
Commercial mortgages loans            13,984       4,999      18,983
Home equity loans                        496           -         496
Consumer loans                           310           -         310
Commercial loans                       1,436          46       1,482
                                    --------    --------    --------
                                    $ 78,565    $ 63,577    $142,142
                                    ========    ========    ========

      Loan Commitments. The Bank generally makes loan commitments to borrowers not exceeding 45 days. At September 30, 2004, the Bank had $6.2 million in loan commitments outstanding, primarily for the origination of one- to four-family residential real estate loans, commercial loans and commercial real estate loans. Unadvanced funds on home equity lines-of-credit and commercial lines-of-credit at September 30, 2004 represented $13.7 million and $1.0 million, respectively.

      Loan Solicitation. Loan originations are derived from a number of sources, including the Bank's existing customers, referrals, realtors, mortgage companies, advertising and "walk-in" customers at the Bank's offices. The Bank also employs two full-time "on the road" loan originators who are available to meet with customers at their convenience. During the latter part of 2004, the Bank entered into correspondent contracts with a number of mortgage brokers and lenders who present prospective customer loan applications to the Bank for consideration. Such loan applications are reviewed by the Bank, and approval is subject to the loan meeting established underwriting conditions and criteria.

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

      Interest rates charged by the Bank on all loans are primarily determined by competitive loan rates offered in its market area and interest rate costs of the source of funding for the loan. The Bank may charge an origination fee on new mortgage loans. The origination fees, net of direct origination costs, are deferred and amortized into income over the life of the loan. At September 30, 2004, the amount of net deferred loan origination costs was $389 thousand.

      Loan Maturity and Re-pricing. The following table sets forth certain information as of September 30, 2004 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. This table does not include prepayments on scheduled principal amortizations.


                                                                  At September 30, 2004
                                  ------------------------------------------------------------------------------
                                           Mortgage Loans (1)
                                  -----------------------------------     Home
                                               Variable    Commercial    Equity
                                  Fixed Rate     Rate      Mortgage     Lines-of   Consumer  Commercial    Total
                                   Mortgages   Mortgages     Loans      -Credit     Loans      Loans       Loans
                                  ----------   ---------   ----------   --------   --------  ----------    -----
                                                                      (In thousands)

Amounts due:
  Within one year                  $  1,971    $  6,256    $  4,330    $ 10,799     $ 394     $ 1,062    $  24,812
  One to three years                    141       4,618       7,653           0       204         232       12,848
  Over three to five years              763       7,917       4,825           0        77         637       14,219
  Over five to ten years              8,669      42,450       5,103         496         0         560       57,278
  Over ten to twenty years           44,843         440       1,402           0         0           0       46,685
  Over twenty years                   7,923       3,107           0           0        29          53       11,112
                                   --------    --------    --------    --------     -----     -------    ---------
      Loans, gross                 $ 64,310    $ 64,788    $ 23,313    $ 11,295     $ 704     $ 2,544      166,954
                                   ========    ========    ========    ========     =====     =======
  Due to borrowers on
   Incomplete loans                                                                                         (1,507)
  Net deferred loan origination costs                                                                          389
  Net premium on purchased
   loans and indirect lending                                                                                  402
  Allowance for loan losses                                                                                   (950)
                                                                                                         ---------
      Loans, net                                                                                         $ 165,288
                                                                                                         =========

<F1>  Net of unadvanced loan funds

      Non-Performing Assets, Asset Classification and Allowances for Losses. The Senior Lending Officer, working with other members of the LC, continually monitors the status of all delinquent loans. On a monthly basis, the Senior Lending Officer presents an update of the status of loans to both the Bank's EC and Board of Directors. One of the Bank's primary tools utilized to manage and control delinquent and problem loans is the Watched Asset List (the "WAL"). This report identifies all loans or commitments that are considered to have inherent collateral or cash flow deficiencies that could result in a potential loss to the Bank if not properly supervised. The subject loans are managed by the LC, which, together with the EC, may meet more frequently to discuss the status of particular loans and to add or delete loans from the Watch List, as is deemed appropriate. At September 30, 2004, the Bank had 4 loans which were 90 days or more past due which totaled $121 thousand. The Bank also had $1.4 million in assets classified as substandard at September 30, 2004. No assets were classified as special mention, doubtful or loss.

      The Bank had $121 thousand and $634 thousand non-performing assets at September 30, 2004 and 2003, respectively.

      The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated:


                                                                  At September 30,
                                                      ----------------------------------------
                                                      2004     2003     2002     2001     2000
                                                      ----     ----     ----     ----     ----
                                                               (Dollars in thousands)

Non-accrual first mortgage loans                      $ 42     $204     $140       $0       $0
Non-accrual consumer and other loans                    79      430        0        0        0
Accruing loans delinquent 90 days or more                0        0        0        0        0
                                                      ----     ----     ----       --       --
      Total non-performing and delinquent loans        121      634      140        0        0
Foreclosed real estate, net                              0        0        0        0        0
                                                      ----     ----     ----       --       --
      Total non-performing assets and delinquent
       loans                                          $121     $634     $140       $0       $0
                                                      ====     ====     ====       ==       ==

Non-performing and delinquent loans to total loans    0.07%    0.45%    0.11%    0.00%    0.00%
Non-performing assets and delinquent loans to
 total assets                                         0.05%    0.25%    0.06%    0.00%    0.00%

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

      Impaired loans generally are individually assessed to determine whether a loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's cash flows. Groups of smaller balance loans, however, are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures. The Bank had $300 thousand of loans classified as impaired at September 30, 2004. There were $814 thousand of loans classified as impaired at September 30, 2003 and none at September 30, 2002.

      Troubled debt restructuring generally involves a modification of terms of a borrower's debt and can affect the carrying value of a loan. At September 30, 2004, 2003 and 2002, the Bank had no loans classified as troubled debt restructuring.

      Foreclosed real estate consists of property the Bank acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the investment in the loan or fair value. Thereafter, the Bank carries foreclosed real estate at fair value less estimated selling costs, net of a valuation allowance account established through provisions charged to income, which result from the ongoing periodic valuations of foreclosed real estate properties. The Bank had no foreclosed real estate at September 30, 2004, 2003 and 2002.

      Allowance for Loan Losses. The following table presents the activity in the Bank's allowance for loan losses at or for the dates indicated:


                                            At or for the Years Ended September 30,
                                        ------------------------------------------------
                                        2004       2003       2002       2001       2000
                                        ----       ----       ----       ----       ----
                                                     (Dollars in thousands)

Balance at beginning of year            $911       $926       $916       $874       $879
                                        ----       ----       ----       ----       ----
Provision for loan losses                 70          0          8         48          0
                                        ----       ----       ----       ----       ----
Charge-off:
  Mortgage loans                           0          0          0          0          0
  Commercial Loans                       (33)         0          0          0          0
  Consumer loans                          (2)       (19)       (11)       (10)        (6)
                                        ----       ----       ----       ----       ----
      Total charge-offs                  (35)       (19)       (11)       (10)        (6)
Recoveries                                 4          4         13          4          1
                                        ----       ----       ----       ----       ----
Balance at end of year                  $950       $911       $926       $916       $874
                                        ====       ====       ====       ====       ====

Net charge-offs/(recoveries) for
 the year                               $ 31       $ 15       $ (2)      $  6       $  5

Ratio of net charge-offs/(recoveries)
 to average loans outstanding
 during the year                       0.021%     0.011%    -0.001%     0.005%     0.005%

Allowance for loan losses as a
 percent of total loans before the
 allowance for loan losses              0.57%      0.64%      0.69%      0.67%      0.76%

Allowance for loan losses as a
 percent of non-performing loans      785.12%    143.69%    661.43%      0.00%      0.00%

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


                                                                      At September 30,
                            -------------------------------------------------------------------------------------------------------
                                  2004                 2003                 2002                 2001                 2000
                            -------------------  -------------------  -------------------  -------------------  -------------------
                                     Percent of           Percent of           Percent of           Percent of           Percent of
                                      Loans in             Loans in             Loans in             Loans in             Loans in
                                      Category             Category             Category             Category             Category
                            Dollar    to Total   Dollar    to Total   Dollar    to Total   Dollar    to Total   Dollar    to Total
                            Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans
                            ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------
                                                                 (Dollars are in thousands)

Real estate-mortgage:
  Residential (1)          $    280    84.10%   $    159    85.16%   $    133    81.25%   $    165    85.74%   $    347    90.56%
  Commercial                     89    13.96%        138    11.90%         41    14.78%         39     9.70%        212     5.48%
Commercial                      434     1.52%        487     2.26%        643     2.74%        606     2.64%         70     2.48%
Consumer                          4     0.42%         18     0.68%         24     1.22%         28     1.92%        163     1.48%
Unallocated                     143     0.00%        109     0.00%         85     0.00%         78     0.00%         82     0.00%
                           --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
      Total Allowance
       for loan losses     $    950   100.00%   $    911   100.00%   $    926   100.00%   $    916   100.00%   $    874   100.00%
                           ========   ======    ========   ======    ========   ======    ========   ======    ========   ======

Gross Loans                $166,238             $142,468             $133,806             $135,873             $114,433
Allowance as % of Gross
 Loans                                  0.57%                0.64%                0.69%                0.67%                0.76%

<F1>  Includes home equity lines of credit and construction loans.

      The allowance for loan loss was $950 thousand at September 30, 2004 as compared to $911 thousand at September 30, 2003.

      With regard to determining how the allowance for loan loss is allocated to various categories of loans, specific individual loans selected to appear on the Bank's WAL have been identified by the line officer (relationship manager) and reviewed by management as having a defined weakness, such as insufficient cash flow, inadequate collateral, irregular payment history, etc., which could jeopardize the contractual repayment of the loan. Potential loss factors are quantified utilizing a "discount factor" against the collateral held for a specific loan or a related group of loans. All substandard loan factors are decided by the line officer that has intimate knowledge of the loan relationship and the collateral supporting the obligation. The discounts can range from 0% to 100%, depending on the nature of the collateral and the circumstances behind the loan classification. The discounted collateral value is then compared with the outstanding loan balance to determine the adequacy of the specific allowance for loan loss allocated. This method of allocating the allowance for loan loss was implemented for the fiscal year ended September 30, 2001.
 In prior years, such analysis was not as specific because the amount and characteristics of our commercial loan portfolio were relatively small in relation to other categories of loans. As a result of implementing this revised method, while the total allowance for loan loss has not changed dramatically, there has been a significant change in the percentage and dollar amounts allocated within each category of loans. Management believes this quantitative approach is more acceptable and better reflects the changes which have occurred in the Bank's loan portfolio. The remaining loans not subject to individual review, are evaluated as related, homogeneous, groups according to specific loan categories. Residential real estate mortgage loans generally fall into this category of homogeneous groups. Loss factors are assigned to each related, homogeneous, group according to factors such as historical losses, delinquency trends, peer group comparisons, industry and economic data and loss percentages generally used by banking regulators for similarly graded loans.

      The allowance for loan loss allocated to residential real estate mortgage loans increased by $121 thousand to $280 thousand at September 30, 2004 as compared to $159 thousand at September 30, 2003. The increase is mainly a result of an increase of $16.3 million aggregate balances of homogeneous loans in this group, less any which may have been specifically identified on the Bank's WAL. Most of the $16.3 million increase in residential real estate mortgage loans was in the variable-rate mortgage loans and home equity lines-of-credit categories which, during the current period of generally rising interest rates, have a higher inherent repayment risk, due to the effect that higher mortgage payments have upon a borrower's capacity to pay debt. Such loss characteristics, which exist throughout the long-term life of such loans, are less obvious in generally favorable economic conditions.

      The allowance for loan loss allocated to commercial real estate mortgage loans declined by $49 thousand to $89 thousand at September 30, 2004 as compared to an allowance for loan loss of $138 thousand at September 30, 2003. While the balance of loans in this category increased by $6.0 million, to $23.3 million at September 30, 2004, the decrease in allocation of the allowance for loan loss in this category of loans was primarily due to increased credit quality.

      Primarily as a result of a decline in commercial loan balances and portfolio risk characteristics, the amount of allowance for loan loss allocated to commercial loans decreased to $434 thousand at September 30, 2004 as compared to $487 thousand at September 30, 2003.

      The allowance for loan loss allocated to consumer loans declined by $14 thousand, to $4 thousand at September 30, 2004 as compared to a balance of $18 thousand at September 30, 2003 and primarily reflects a decline in the balance of personal loans. At September 30, 2004, the balance of personal loans was $322 thousand, as compared to $564 thousand at September 30, 2003.

      The allowance designated as unallocated was $143 thousand at September 30, 2004 as compared to an unallocated balance of $109 thousand at September 30, 2003. The unallocated component of the allowance is maintained to cover uncertainties that could affect management's estimate of probable losses and also reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio. The Company has no established range into which the unallocated portion of the allowance should fall. The amount of the unallocated allowance at September 30, 2004 is considered by management to be reasonable.

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

      At September 30, 2004, with the exception of securities of the Federal agencies and corporations, the Company had no securities of any issuer where the aggregate market and book value of the securities of such issuer, exceeded 10 percent of stockholders' equity.

      At September 30, 2004 and September 30, 2003, the Bank's liquidity ratio was 69.5% and 90.2%, respectively. The decline in the liquidity percents was due primarily to a combination of an increase in loan growth, coupled with a decline in investment securities to support such loan growth.
 For information regarding the carrying values, yields and maturities of the Bank's securities, see "Carrying Values, Yields and Maturities" further on in this section.

      At September 30, 2004, the fair value of the Federal agency securities portfolio totaled $21.5 million, or 74.9% of stockholders' equity. This portfolio consists primarily of securities with maturities of one to five years. Some of the agency debentures are callable and call provisions vary following a minimum holding period. The Bank generally does not purchase structured notes, and at September 30, 2004, there were no structured notes in the Bank's portfolio.

      At September 30, 2004, the portfolio of other debt obligations, excluding mortgage-backed securities, totaled $18.1 million. The Bank's policy generally requires that investment in corporate debt obligations be limited to corporate bonds with an "A" rating or better by at least one nationally recognized rating service at the time of purchase.

      At September 30, 2004, the Bank's mortgage-backed securities, all of which were classified as available for sale, totaled $33.0 million, or 12.5% of total assets. The Bank generally purchases mortgage-backed securities as a means to deploy excess liquidity at more favorable yields than other investment alternatives. In addition, mortgage-backed securities generate positive interest rate spreads with minimal administrative expense and lower the Bank's overall credit risk due to the fact that they are directly or
indirectly insured or guaranteed.   Purchases of mortgage-backed securities
may decline in the future if the Bank continues to experience an increase in loans. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize the Bank's borrowings. In general, mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac and GNMA are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk-weighting assigned to most non-securitized residential mortgage loans.
While mortgage-backed securities carry a reduced credit risk as compared to whole loans, they remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect both the prepayment rates and value of mortgage-backed securities.

      The fair market value of the marketable equity securities portfolio totaled $407 thousand at September 30, 2004. These securities consisted of common stock. Under the Bank's investment policy, the aggregate amount of common stock that it may purchase may not exceed 13% of its total securities portfolio. The Bank's policy also has limitations against acquiring concentrations of such securities in any one issuer or industry. The Bank purchases marketable equity securities as growth investments that can provide the opportunity for capital appreciation that is taxed on a more favorable basis than operating income. There can be no assurance that investment in marketable equity securities will appreciate in value and, therefore, such investments involve higher risk than U.S. Government or federal agency securities. At September 30, 2004, pre-tax net unrealized loss on marketable equity securities amounted to $3 thousand.

      Unless otherwise noted with respect to certain securities or required by regulators or accounting standards, the Bank classifies securities available for sale at the date of purchase. Available for sale securities are reported at fair market value. The Bank currently has no securities classified as trading or held to maturity.

      The following table presents activity in the Bank's securities portfolio, including FHLB stock for the years indicated:


                                                For the Year Ended September 30,
                                               ----------------------------------
                                                 2004         2003         2002
                                                 ----         ----         ----
                                                     (Dollars In Thousands)

Beginning balance                              $ 88,840     $ 76,888     $ 65,514
  Purchases                                      32,029       55,022       27,735
  Maturities                                     (6,790)      (4,955)      (4,600)
  Sales and calls                               (30,525)     (22,754)      (5,868)
  Principal repayments                           (6,285)     (14,788)      (6,892)
  Premium and (discount) amortization, net         (522)        (333)         (95)
  Change in net unrealized gains/(losses)        (1,746)        (240)       1,094
                                               --------     --------     --------
Ending balance                                 $ 75,001     $ 88,840     $ 76,888
                                               ========     ========     ========

      The following table sets forth certain information regarding the amortized cost and fair value of the Bank's securities at the dates indicated.


                                                              At September 30,
                                      --------------------------------------------------------------
                                              2004                  2003                  2002
                                      ------------------    ------------------    ------------------
                                      Amortized    Fair     Amortized    Fair     Amortized    Fair
                                        Cost       Value      Cost       Value      Cost       Value
                                      ---------    -----    ---------    -----    ---------    -----
                                                           (Dollars in thousands)

Debt securities:
  Federal agency obligations           $21,549    $21,514    $28,806    $29,295    $22,830    $23,451
  Banking and finance obligations       12,442     12,645     18,329     19,070     15,898     16,990
  Other bonds and obligations            5,299      5,433      7,030      7,358     11,720     12,174
                                       -------    -------    -------    -------    -------    -------
      Total debt securities             39,290     39,592     54,165     55,723     50,448     52,615
                                       -------    -------    -------    -------    -------    -------
Mortgage-backed and mortgage-
 related securities:
  FHLMC                                  9,866      9,816      7,609      7,674      4,553      4,710
  FNMA                                  21,620     21,602     19,435     19,719     11,663     12,173
  GNMA                                     427        423        628        630        968        983
  Other                                  1,122      1,119      1,380      1,394        258        285
                                       -------    -------    -------    -------    -------    -------
      Total mortgage-backed and
       mortgage-related securities      33,035     32,960     29,052     29,417     17,442     18,151
                                       -------    -------    -------    -------    -------    -------
Marketable equity securities               410        407      2,403      2,450      5,538      4,872
FHLB stock                               2,042      2,042      1,250      1,250      1,250      1,250
                                       -------    -------    -------    -------    -------    -------
      Total Securities                 $74,777    $75,001    $86,870    $88,840    $74,678    $76,888
                                       =======    =======    =======    =======    =======    =======

      The following table sets forth the amortized cost and fair value of the Bank's mortgage-backed and mortgage-related securities, all of which were classified as available for sale at the dates indicated.


                                                                      At September 30,
                                 ----------------------------------------------------------------------------------------
                                              2004                          2003                          2002
                                 ----------------------------  ----------------------------  ----------------------------
                                 Amortized  Percent of  Fair   Amortized  Percent of  Fair   Amortized  Percent of  Fair
                                    Cost    Total (1)   Value     Cost    Total (1)   Value     Cost    Total (1)   Value
                                 ---------  ----------  -----  ---------  ----------  -----  ---------  ----------  -----
                                                                  (Dollars in thousands)

Mortgage-backed and mortgage-
 related securities:
  FHLMC                           $ 9,866    29.87%   $ 9,816   $ 7,609    26.19%   $ 7,674   $ 4,553    26.10%   $ 4,710
  FNMA                             21,620    65.44%    21,602    19,435    66.90%    19,719    11,663    66.86%    12,173
  GNMA                                427     1.29%       423       628     2.16%       630       968     5.55%       983
  Other                             1,122     3.40%     1,119     1,380     4.75%     1,394       258     1.49%       285
                                  -------   ------    -------   -------   ------    -------   -------   ------    -------
Total mortgage-backed and
 mortgage-related securities      $33,035   100.00%   $32,960   $29,052   100.00%   $29,417   $17,442   100.00%   $18,151
                                  =======   ======    =======   =======   ======    =======   =======   ======    =======

<F1>  Based on amortized cost

      Carrying Values, Yields and Maturities. The table below presents information regarding the carrying values, weighted average yields and contractual maturities of debt securities at September 30, 2004. Mortgage-backed securities are presented by issuer. Yields on tax exempt obligations were not computed on a tax equivalent basis.


                                                                          September 30, 2004
                                 --------------------------------------------------------------------------------------------------
                                                     More than One Year More than Five Years
                                  One Year or Less      to Five Years       to Ten Years     More than Ten Years       Total
                                 ------------------  ------------------ -------------------- ------------------- ------------------
                                           Weighted            Weighted            Weighted            Weighted            Weighted
                                 Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average
                                  Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                      (Dollars in thousands)

Debt securities:
  Federal agency obligations      $  591    3.00%    $20,923    3.64%    $    -    0.00%    $     -    0.00%    $21,514    3.62%
  Banking and finance
   obligations                     3,239    7.11%      9,406    6.38%         -    0.00%          -    0.00%     12,645    6.57%
  Other bonds and obligations      1,066    5.91%      3,980    5.42%       387    4.00%          -    0.00%      5,433    5.42%
                                  ------             -------             ------             -------             -------
      Total debt securities        4,896    6.35%     34,309    4.60%       387    4.00%          -    0.00%     39,592    4.81%
                                  ------             -------             ------             -------             -------
Mortgage-backed and mortgage-
 related securities:
  FHLMC                                -    0.00%        244    5.00%     2,450    4.45%      7,122    4.09%      9,816    4.20%
  FNMA                                 -    0.00%      3,835    5.03%     1,395    5.03%     16,372    4.33%     21,602    4.50%
  GNMA                                 -    0.00%          -    0.00%         -    0.00%        423    3.71%        423    3.71%
  Other                                -    0.00%          -    0.00%         -    0.00%      1,119    3.95%      1,119    3.95%
                                  ------             -------             ------             -------             -------
      Total mortgage-backed
       and mortgage-related
       securities                      -    0.00%      4,079    5.02%     3,845    4.66%     25,036    4.23%     32,960    4.38%
                                  ------             -------             ------             -------             -------
Total                             $4,896    6.35%    $38,388    4.64%    $4,232    4.60%    $25,036    4.23%    $72,552    4.62%
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

      Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank currently offers regular savings deposits, NOW accounts, personal and business demand accounts, money market accounts and certificates of deposit. The Bank also offers Individual Retirement Accounts ("IRA's"), which at September 30, 2004 totaled $8.7 million.

      Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. The Bank's deposits are primarily obtained from areas surrounding its offices, and the Bank relies primarily on paying competitive rates, service and long-standing relationships with customers to attract and retain these deposits. The Bank also has developed deposit products to attract and retain individual and commercial depositors. One such product is a "step-up" certificate of deposit which allows a customer the one-time opportunity to increase their rate on the certificate of deposit for the remaining term of the deposit. Other programs involve the introduction of commercial deposit products tailored to small- and medium-sized businesses, such as the Bank's business and commercial checking accounts. The Bank does not use brokers to obtain deposits.

      When the Bank determines its deposit rates, it considers local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as total savings accounts, NOW accounts, money market accounts and demand accounts) represented 77.2% of total deposits at September 30, 2004. At September 30, 2004, certificates of deposit with remaining terms to maturity of less than one year represented 16.2% of total deposits at September 30, 2004.

      The following table presents the Bank's deposit activity for the years indicated.


                                        For the Years Ended September 30,
                                     --------------------------------------
                                        2004          2003          2002
                                        ----          ----          ----
                                             (Dollars In Thousands)

Beginning balance                    $ 215,898     $ 202,063     $ 185,098
Net deposits                            (6,512)       10,542        12,410
Interest paid on deposit accounts        2,324         3,293         4,555
                                     ---------     ---------     ---------
Ending Balance                       $ 211,710     $ 215,898     $ 202,063
                                     =========     =========     =========
Total (decrease) increase in
 deposit accounts                    $  (4,188)    $  13,835     $  16,965
Percentage (decrease) increase           -1.94%         6.85%         9.17%

      At September 30, 2004, the Bank had $10.8 million in certificates of deposit with balances of $100,000 and over maturing as follows:


                                             At September 30, 2004
                                             ---------------------
                                                         Weighted
                                                          Average
                                              Amount       Rate
                                              ------     --------
                                            (Dollars in thousands)

Maturity Period:
  Three months or less                       $  2,459      1.59%
  Over three months through six months            892      1.73%
  Over six months through 12 months             3,106      2.18%
  Over 12 months                                4,355      3.12%
                                             --------
Total                                        $ 10,812      2.39%
                                             ========

      The following table presents the distribution of the Bank's deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average interest rate on each category of deposits.


                                                                               At September 30,
                                          -----------------------------------------------------------------------------------------
                                                       2004                          2003                          2002
                                          -----------------------------  ----------------------------  ----------------------------
                                                               Weighted                      Weighted                      Weighted
                                                     Percent   Average             Percent   Average             Percent   Average
                                                     of total  Nominal             of total  Nominal             of total  Nominal
                                           Amount    deposits   Rate     Amount    deposits   Rate     Amount    deposits   Rate
                                           ------    --------  --------  ------    --------  --------  ------    --------  --------
                                                                             (Dollars in thousands)

Non-interest bearing accounts             $ 25,131    11.87%    0.00%   $ 19,740     9.14%    0.00%   $ 20,393    10.09%    0.00%
NOW accounts                                20,044     9.47%    0.10%     19,093     8.84%    0.10%     17,033     8.43%    0.25%
Savings accounts:
  Regular                                   39,932    18.86%    0.40%     44,103    20.43%    0.50%     42,173    20.87%    1.73%
  Tiered-rate                               72,242    34.12%    1.55%     73,525    34.06%    1.42%     54,133    26.80%    2.32%
                                          --------   ------             --------   ------             --------   ------
      Total savings accounts               112,174    52.99%    1.14%    117,628    54.49%    1.08%     96,306    47.67%    2.06%
                                          --------   ------             --------   ------             --------   ------
Money market deposit accounts                6,139     2.90%    1.00%      5,247     2.43%    1.00%      5,259     2.60%    1.98%
                                          --------   ------             --------   ------             --------   ------
      Total non-certificate accounts       163,488    77.22%    0.83%    161,708    74.90%    0.83%    138,991    68.79%    1.53%
                                          --------   ------             --------   ------             --------   ------
Certificates of deposit accounts:
  Due within 1 year                         34,183    16.15%    1.84%     42,544    19.71%    2.15%     53,392    26.42%    3.27%
  Over 1 year through 3 years               12,090     5.71%    2.63%     11,646     5.39%    2.82%      9,680     4.79%    3.89%
  Over 3 years                               1,949     0.92%    3.28%          -     0.00%    0.00%          -     0.00%    0.00%
                                          --------   ------             --------   ------             --------   ------
      Total certificate accounts            48,222    22.78%    2.08%     54,190    25.10%    2.29%     63,072    31.21%    3.37%
                                          --------   ------             --------   ------             --------   ------
      Total deposits                      $211,710   100.00%    1.12%   $215,898   100.00%    1.19%   $202,063   100.00%    2.11%
                                          ========   ======             ========   ======             ========   ======

      Borrowings. The Bank borrows funds from the FHLB for use in connection with its management of liquidity, interest rate sensitivity of its assets and liabilities, as well as to fund loan growth and for other general purposes. Over the past year, the Bank has increased its advances from the FHLB in response to a decline in deposit sources of funds and increased lending activity. The advances are collateralized by certain of the Bank's mortgage loans and by its investment in stock of the FHLB. The maximum amount the FHLB will advance to its members, including the Bank, fluctuates from time to time in accordance with FHLB policies. At September 30, 2004, the Bank had $21.5 million in outstanding advances from the FHLB and had the capacity to increase outstanding advances to $88.2 million based on the Bank's qualified collateral available to the FHLB. The Bank expects to continue to borrow from the FHLB.

      The following table presents certain information regarding the Bank's borrowed funds at or for the years ended on the dates indicated.


                                       At or for the Years Ended September 30,
                                       ---------------------------------------
                                            2004        2003       2002
                                            ----        ----       ----
                                               (Dollars in thousands)

Federal Home Loan Bank advances:
  Average balance outstanding             $ 16,215    $ 9,500    $ 11,677
  Maximum amount outstanding at any
   month-end during the year              $ 31,000    $ 9,500    $ 12,000
  Balance outstanding at end of year      $ 21,500    $ 9,500    $  9,500
  Weighted average interest rate
   during the year                            3.94%      6.42%       6.65%
  Weighted average interest rate
   end of year                                3.37%      5.36%       6.58%

      Of the FHLB advances outstanding at September 30, 2004, $3,500 of these advances are short-term advances with original maturities of less than one year at a weighted average interest rate of 1.92%.

      The average balance outstanding was $305, the maximum balance outstanding at any month-end during the year was $3,500 and the weighted average interest rate during the year was 1.92%.

Selected Financial Ratios and Other Data

      The following information in the table are selected financial ratios and other data for the Company for the years indicated:


                                                             At or for the Years Ended September 30,
                                                             ---------------------------------------
Selected Financial Ratios and Other Data (1)                     2004         2003         2002
                                                                 ----         ----         ----

Performance Ratios:
  Return on average assets                                        0.46%        0.38%        0.42%
  Return on average stockholders' equity                          4.14%        3.39%        3.59%
  Average stockholders' equity to average assets                 11.10%       11.36%       11.70%
  Stockholders' equity to assets at end of year                  10.87%       11.21%       11.60%
  Net interest rate spread (2)                                    3.32%        3.24%        3.51%
  Net interest margin (3)                                         3.53%        3.52%        3.93%
  Average interest-earning assets to average
   interest-bearing liabilities                                 117.19%      116.40%      116.82%
  Operating expenses as a percent of average assets               3.05%        3.03%        3.19%
  Efficiency ratio (4)                                           83.81%       85.00%       81.36%
Regulatory Capital Ratios: (5)
  Total risk-based capital                                       20.97%       20.68%       19.27%
  Tier 1 risk-based capital                                      20.29%       20.02%       18.61%
  Regulatory tier 1 leverage capital                             10.79%       10.91%       11.11%
Asset Quality Ratios:
  Non-performing loans as a percent of loans                      0.07%        0.45%        0.11%
  Non-performing assets as a percent of total assets              0.05%        0.25%        0.06%
  Allowance for loan losses as a percent of total
   loans before the allowance for loan losses                     0.57%        0.64%        0.69%
Number of:
  Full-service offices (6)                                           4            5            5
  Full-time equivalent employees                                    68           74           76
Share Data:
  Basic number of weighted average shares outstanding        1,541,927    1,530,003    1,540,103
  Dilutive number of weighted average shares outstanding     1,563,727    1,548,849    1,558,622
  Basic earnings per share                                       $0.77        $0.63        $0.64
  Dilutive earnings per share                                    $0.76        $0.62        $0.63
  Dividends declared per share                                   $0.20        $0.20        $0.20
  Dividend payout ratio (7)                                     26.23%       32.07%       31.84%

<F1>  Asset Quality and Regulatory Capital Ratios are end of year ratios.
<F2>  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
<F3>  Net interest margin represents net interest income as a percentage of average interest-earning assets.
<F4>  Efficiency ratio represents total operating expenses divided by the sum of net interest income, customer service fees and miscellaneous income.
<F5>  Ratios are based on consolidation.
<F6>  The number of full service offices does not include the Bank's branch at the Willows retirement community.
<F7>  Dividend payout ratio represents dividends declared per share divided by dilutive earnings per share.

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

Employees

      At September 30, 2004, the Bank had 57 full-time and 11 part-time employees. None of the Bank's employees is represented by a collective bargaining agreement. Management of the Bank believes that it enjoys excellent relations with its personnel.

Subsidiary Activities

      Eli Whitney Security Corporation. Eli Whitney Security Corporation is a wholly-owned subsidiary of the Bank. Eli Whitney was established in 1995 as a Massachusetts security corporation for the purpose of buying, selling and holding securities on its own behalf and not as a broker. The income earned on Eli Whitney's securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained by the Bank. At September 30, 2004, Eli Whitney had total assets of $43.1 million, virtually all of which were in securities.

      The Hundredth Corporation. The Hundredth Corporation is a wholly-owned subsidiary of the Bank. The Hundredth Corporation was established in 1991 for the investment in real or personal property. At September 30, 2004, The Hundredth Corporation had total assets of $989 thousand. Its largest investment consists of $958 thousand of land on which the Bank constructed its expanded Maple Avenue, Shrewsbury Branch office.

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

REGULATION

General

      The Bank is a Massachusetts-chartered stock savings bank, and its deposit accounts are insured up to applicable limits by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation (the "FDIC") and by the Depositors Insurance Fund. The Bank is subject to extensive regulation, examination and supervision by the Commonwealth of Massachusetts Division of Banks (the "Division") as its primary corporate regulator, and by the FDIC as the deposit insurer. The Bank must file reports with the Division and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Division and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The Bank is also a member of the Federal Home Loan Bank (the "FHLB") and is subject to certain regulation by the Board of the Federal Reserve System.

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

      As a result of the GLB Act, bank holding companies that have elected to be regulated as financial holding companies are now permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, financial holding companies are in a position to be owned, controlled or acquired by any company engaged in financially-related activities. On October 23, 2000, the MHC and the Company elected to be regulated as financial holding companies.

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

      A savings bank may also invest pursuant to a "leeway" power that permits investments not otherwise permitted by the Massachusetts banking laws. "Leeway" investments must comply with a number of limitations on the individual and aggregate amounts of "leeway" investments. A savings bank may also exercise trust powers upon approval of the Division. Massachusetts savings banks may also exercise any power and engage in any activity permissible for national banks in accordance with regulations adopted by the Division with respect to such power or activity . The exercise of lending, investment and activity powers are limited by federal law and the related regulations. See "Federal Banking Regulation" below.

      Community Reinvestment Act. The Bank is also subject to provisions of the Massachusetts banking laws that, like the provisions of the federal Community Reinvestment Act ("CRA"), impose continuing and affirmative obligations upon a banking institution organized in Massachusetts to serve the credit needs of its local communities ("Massachusetts CRA"). The obligations of the Massachusetts CRA are similar to those imposed by the CRA, with the exception of the assigned exam ratings. Massachusetts banking law provides for an additional exam rating of "high satisfactory" in addition to the federal CRA ratings of "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." The Division has adopted regulations to implement the Massachusetts CRA that are based on the CRA. See "Federal Banking Regulation Community Reinvestment Act." The Division is required to consider a bank's Massachusetts CRA rating when reviewing the bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Massachusetts CRA requires the Division to assess a bank's compliance with the Massachusetts CRA and to make such assessment available to the public. The Bank's most recent Massachusetts CRA rating, received by letter, dated February 11, 2003, from the Division was a rating of "Satisfactory."

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

      Loans to a Bank's Insiders. Provisions of the Massachusetts banking laws prohibit a savings bank from making a loan or otherwise extending credit to any of its officers and directors or trustees and prohibits any such officer, director or trustee from borrowing, otherwise becoming indebted, or becoming liable for a loan or other extension of credit by such bank to any other person except for any of the following loans after approval by a majority of the members of the Bank's Executive Committee, excluding any member involved in such loan or extension of credit: (a) loan or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $20,000; (b) loan or extension of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $75,000; (c) loan or extension of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $275,000; or (d) loan or extension of credit to a director or trustee of the bank who is not also an officer of the bank in an amount permissible under the bank's loan-to-one borrower limit. See "Massachusetts Banking Regulation Loans-to-One Borrower Limitations" above. No such loan may be granted with an interest rate or on other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.

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

      In addition, federal law may also limit the amount of dividends that may be paid by the Bank. See "Federal Banking Regulation Prompt Corrective Action" below.

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

      Tier 1 capital is comprised of the sum of common stockholders' equity (excluding the unrealized appreciation or depreciation, net of tax, from available-for-sale securities), non-cumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights) and any net unrealized loss on marketable equity securities.

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

      The following table shows the Leverage , Tier 1 risk-based capital, and Total risk-based capital ratios, for the Bank and consolidated Company, at September 30, 2004:


                                                              As of September 30, 2004
                                          ----------------------------------------------------------------------
                                                                                         Minimum to be Well
                                                               Minimum for Capital    Capitalized under Prompt
                                               Actual           Adequacy Purposes   Corrective Action Provisions
                                          ------------------   -------------------  ----------------------------
                                           Amount     Ratio      Amount     Ratio        Amount     Ratio
                                           ------     -----      ------     -----        ------     -----
                                                               (Dollars in thousands)

Total risk-based capital     Company      $ 29,496    20.97%    $ 11,253    8.00%            N/A     N/A
                             Bank         $ 28,662    20.54%    $ 11,165    8.00%       $ 13,957    10.00%

Tier 1 risk-based capital    Company      $ 28,546    20.29%    $  5,626    4.00%            N/A     N/A
                             Bank         $ 27,712    19.86%    $  5,583    4.00%       $  8,374    6.00%

Tier 1 leverage capital      Company      $ 28,546    10.79%    $ 10,578    4.00%            N/A     N/A
                             Bank         $ 27,712    10.48%    $ 10,575    4.00%       $ 13,219    5.00%

<F1>  For purposes of calculating Total risk-based capital and Tier 1 risk-
      based capital, assets are based on total risk-weighted assets. In calculating Tier 1 leverage capital, assets are based on adjusted total average assets.

<

      At September 30, 2004, the Bank and Company were considered "well capitalized" under FDIC guidelines.

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

      Deposit Insurance. Pursuant to the Federal Deposit Insurance Corporation Improvement Act (the "FDICIA"), the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and (3) undercapitalized. With respect to the capital ratios, institutions are classified as well capitalized, adequately capitalized or undercapitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed below. The FDIC also assigns an institution to a supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds which may include information provided by the institution's state supervisor.

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

      Transactions with Affiliates of the Bank. Transactions between an insured bank, such as the Bank, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B. Sections 23A and 23B (1) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and retained earnings, and limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings, and (2) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate.

      Effective April 1, 2003, the Federal Reserve Board, or FRB, rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B. Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, became subject to Regulation W on July 1, 2003.
All other covered affiliate transactions became subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

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

      Real Estate Lending Policies. FDIC regulations require that state-chartered non-member banks adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. We believe the Bank's real estate lending policies reflect the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

      Community Reinvestment Act. Under the Community Reinvestment Act (the "CRA"), any insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a savings bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions. Among other things, the current CRA evaluation system focuses on three tests: (1) a lending test, to evaluate the institution's record of making loans in its service areas; (2) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (3) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. For a small bank, which is a bank with less than $250 million in assets in the year prior to the CRA examination, such as the Bank, the CRA assessment will be based on: (a) the bank's loan-to-deposit ratio; (b) the percentage of the bank's loans and any other appropriate lending related activities located in the bank's assessment areas; (c) the bank's record of lending to, and other appropriate lending related activities for borrowers of different income levels and businesses and farms of different sizes; (d) the geographic distribution of the bank's loans; and
(e) the bank's record in acting in response to written complaints about the bank's performance in helping to meet the credit needs of its assessment areas. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. The Bank received a "satisfactory" rating in its CRA examination conducted by the FDIC on March 22, 2004.

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

      Loans to a Bank's Insiders. A bank's loans to its executive officers, directors, any owner of 10% or more of its stock (each, an "insider") and any of certain entities affiliated to any such person (an insider's related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB's Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider's related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to the Bank's loans. See "Massachusetts Banking Regulation Loans-to-One Borrower Limitations." All loans by a bank to all insiders and insiders' related interests in the aggregate may not exceed the bank's unimpaired capital and unimpaired retained earnings. With certain exceptions, loans to an executive officer, other than loans for the education of the officer's children and certain loans secured by the officer's residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank's capital and unimpaired retained earnings. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the Board of Directors of the bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider's related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank's unimpaired capital and retained earnings. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

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

Federal Home Loan Bank System

      The Bank is a member of the FHLB of Boston. The FHLB system consists of twelve regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As part of a borrowing arrangement with the FHLB, the Bank is required to invest in classes of common stock of the FHLB in an amount determined on the basis of the Bank's residential mortgage loans and borrowings from the FHLB. The stock is redeemable at par and earns dividends declared at the discretion of the FHLB. At September 30, 2004, the Bank's investment in the common stock of the FHLB was $2.0 million.

      The FHLB serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHFB System. It offers advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB.

      Federal Home Loan Bank System Modernization Act of 1999. Title 6 of the GLBA, entitled the Federal Home Loan Bank System Modernization Act of 1999 ("FHLB Modernization Act"), has amended the FHLB Act by allowing for voluntary membership and modernizing the capital structure and governance of the FHLB system. The new capital structure established under the FHLB Modernization Act set forth new leverage and risk-based capital requirements based on permanence of capital. It also requires some minimum investment in FHLB stock of all member entities. Capital includes retained earnings and two forms of stock: Class A stock redeemable within six months written notice and Class B stock redeemable within five years written notice. The FHLB Modernization Act also reduced the period of time in which a member exiting the FHLB system must stay out of the system.

      Pursuant to regulations promulgated by the FHFB, as required by the GLBA, the FHLB of Boston adopted, and the FHFB had approved, a capital plan that changed the foregoing minimum stock ownership requirements for FHLB of Boston stock. Under the new capital plan, each member of the FHLB of Boston must maintain a minimum investment in FHLB of Boston capital stock in an amount equal to the sum of

(i) 0.35% of member eligible collateral (subject to a minimum of $10,000 and a maximum of $25,000,000, per member), and (ii) 4.50% of the member's activity-based assets.

      As a member, the Bank is required to purchase and maintain stock in the FHLB. At September 30, 2004, the Bank was in compliance with this requirement.

Holding Company Regulation

      Federal Regulation. The MHC and the Company are governed as bank holding companies under the BHCA. Bank holding companies are subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of September 30, 2004, the Company's total capital and Tier 1 capital ratios for the MHC and the Company exceed these minimum capital requirements.

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

      As bank holding companies, the MHC and the Company are required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval is required for the MHC or the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

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

      Under the FDICIA, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would potentially be applicable to the Company if it ever acquired, as a separate subsidiary, a depository institution in addition to the Bank.

Acquisition of the Company

      Under federal law, no person may acquire control of the Company or the Bank without first obtaining, as summarized below, approval of such acquisition of control by the FRB.

      Federal Restrictions. Under the federal Change in Bank Control Act, any person (including a company), or group acting in concert, seeking to acquire 10% or more of the outstanding shares of the Company's common stock will be required to submit prior notice to the FRB, unless the FRB has found that the acquisition of such shares will not result in a change in control of the Company. Under the BHCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company and the Bank, and the antitrust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control," within the meaning of the BHCA, of the Company. The term "control" is defined generally under the BHCA to mean the ownership or power to vote 25% or more of any class of voting securities of an institution or the ability to control in any manner the election of a majority of the institution's directors. An existing bank holding company would require FRB approval prior to acquiring more than 5% of any class of voting stock of the Company.

Dividend Waivers by the MHC

      Any dividend declared by the Company that is waived by the MHC will be subject to the following general restrictions:

      Massachusetts Restrictions. Under applicable Massachusetts regulations, a mutual holding company may not waive any dividends to be paid by any of its subsidiary institutions if any shares of the stock to which the waiver would apply is held by an insider (any officer, director or corporator of the mutual holding company or a subsidiary banking institution) or a stock benefit plan of the mutual holding company unless prior written notice of the waiver has been given to the Division and the Division does not object to the waiver. The Division may not object to a dividend waiver notice if (a) the waiver would not be detrimental to the safe and sound operation of the subsidiary banking institution, and (b) the board of trustees of the mutual holding company expressly determines, as evidenced by a resolution of the board of trustees, that such waiver is consistent with the trustees' fiduciary duties to the mutual members of the mutual holding company.

      Federal Restrictions. In connection with its approval of the reorganization, the FRB imposed certain conditions on the waiver by the MHC of dividends paid on the common stock by the Company. Specifically, the FRB requires the MHC obtain prior approval of the FRB before the MHC may waive any dividends from the Company. In addition, the terms of the FRB approval of the Reorganization provides that any dividends waived by the MHC will not be available for payment to its public stockholders of the Company (i.e., stockholders except for the MHC) or may be excluded from the Company's capital for purposes of calculating dividends payable to the public stockholders. Moreover, the Company is required to maintain the cumulative amount of dividends waived by the MHC in a restricted capital account that would be added to the liquidation account established in the reorganization.
 This amount is not available for distribution to public stockholders. The restricted capital account and liquidation account amounts would not be reflected in the Company's financial statements, but would be considered as a notional or memorandum account of the Company. These accounts would be maintained in accordance with the laws, rules, regulations and policies of the Division and the plan of reorganization. In addition, if the MHC converted to stock form in the future (commonly referred to as a second-step conversion), any waived dividends would reduce the percentage of the converted company's shares of common stock issued to public stockholders in connection with any such transaction.

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

USA PATRIOT Act

      In response to the events of September 11, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act") on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

      * Section 312 requires financial institutions that establish, maintain, administer or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific and where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering. A final rule under Section 312 was issued by the Treasury Department on September 26, 2002. The rule states that a due diligence program is reasonable if it comports with existing best practices standards for banks that maintain correspondent accounts for foreign banks and evidences good faith efforts to incorporate due diligence procedures for accounts posing increased risk of money laundering. In addition, an enhanced due diligence program is reasonable if it comports with best practices standards and focuses enhanced due diligence measures on those correspondent accounts posing a particularly high risk of money laundering based on the bank's overall assessment of the risk posed by the foreign correspondent bank. Finally, a private banking due diligence program must be reasonably designed to detect and report money laundering and the existence of proceeds of foreign corruption. Such a program is reasonable if it focuses on those private banking accounts that present a high risk of money laundering.

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

The Sarbanes-Oxley Act

      On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and provide investors with greater protection from corporate misconduct. The Sarbanes-Oxley Act's principal legislation includes:

      *     the creation of an independent accounting oversight board;

      * auditor independence provisions that restrict auditors from providing certain non-audit services to their audit clients;

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

      * requirement that companies disclose whether at least one member of the committee is a "financial expert" (as defined by the Securities and Exchange Commission) and if not, why not;

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

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company conducts its business at the main office of the Bank and its five retail banking offices, four of which are full service branch offices. As of September 30, 2004, these properties and leasehold improvements owned by the Company and the Bank had an aggregate net book value of $4.4 million.


                                              Original Date
                                                Leased or     Date of Lease
     Location              Leased or Owned      Acquired       Expiration
     --------              ---------------    -------------   -------------

Main Office:
  100 E. Main Street          Owned             06/10/75           N/A
  Westborough, MA

Branch Offices:
  33 W. Main Street           Owned             05/01/54           N/A
  Westborough, MA

  53 W. Main Street           Owned             07/01/81           N/A
  Northborough, MA

  23 Maple Avenue             Owned             05/12/03           N/A
  Shrewsbury, MA

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2004.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Information relating to the market for the Company's common equity, related stockholder matters and payment of dividends by the Company appears in the 2004 Annual Report to Shareholders, which is attached to this Form 10-KSB as Exhibit 13.1, and is incorporated herein by reference.

      The table below reflects the stock trading price and dividend payment frequency of the Company's stock for year ending September 30, 2004. The quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not represent actual transactions.

                    High Price   Low Price   Average Price   Dividends per share
                    ----------   ---------   -------------   -------------------

First Quarter         $34.50      $30.00        $32.93             $0.05
Second Quarter        $38.00      $33.10        $36.30             $0.05
Third Quarter         $37.75      $29.00        $32.90             $0.05
Fourth Quarter        $31.45      $28.35        $29.19             $0.05

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Certain of the above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the 2004 Annual Report to Shareholders, which is attached to this Form 10-KSB as Exhibit 13.1, and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

      The following information appearing in the Company's 2004 Annual Report to Shareholders, which is attached to this Form 10-KSB as Exhibit 13.1, is incorporated herein by reference.


Annual Report Section                                Pages in Annual Report
---------------------                                ----------------------

Report of Independent Registered Public
 Accounting Firm                                           F-1

Consolidated Balance Sheets as of
September 30, 2004 and 2003                                F-2

Consolidated Statements of Income for the
 Years Ended September 30, 2004 and 2003                   F-3 to F-4

Consolidated Statements of Changes in
 Stockholders' Equity for the Years Ended
 September 30, 2004 and 2003                               F-5




Consolidated Statements of Cash Flows for the
Years Ended September 30, 2004 and 2003                    F-6 to F-7

Notes to Consolidated Financial Statements                 F-8 to F-43

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

ITEM 8B.  OTHER INFORMATION

      None.

PART III

ITEM 9.  DIRECTORS AND PRINCIPAL OFFICERS

      The information relating to directors and executive officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 2005, a copy of which was filed with the SEC on December 27, 2004

ITEM 10.  EXECUTIVE COMPENSATION

      The information relating to executive compensation is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 2005, a copy of which was filed with the SEC on December 27, 2004.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 2005, a copy of which was filed with the SEC on December 27, 2004.

      The following table sets forth the aggregate information of the Company's equity compensation plans in effect as of September 30, 2004.


                                                                                     Number of securities
                                 Number of securities                               remaining available for
                                    to be issued         Weighted-average            future issuance under
                                  upon exercise of       exercise price of         equity compensation plans
                                 outstanding options,   outstanding options,   (excluding securities reflected
Plan category                    warrants and rights    warrants and rights       in column (a)) see note (1)
-------------                    --------------------   --------------------   -------------------------------
                                         (a)                    (b)                           (c)

Equity compensation
plans approved
by security holders                    33,900                 $11.38                         16,987

Equity compensation
plans not approved by
security holders                         none                   none                           none
                                       ------                                                ------

Total                                  33,900                 $11.38                         16,987
                                       ======                                                ======

Note (1) This amount represents 13,248 and 3,739 shares remaining to be issued from the 2001 Stock Option Plan and the 2001 Recognition and Retention Plan, respectively.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information relating to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 2005, a copy of which was filed with the SEC on December 27, 2004.

ITEM 13.  EXHIBITS

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

4.1 Articles of Organization of Westborough Financial Services, Inc. (See Exhibit 3.1)

4.2      Bylaws of Westborough Financial Services, Inc. (See Exhibit 3.2)

4.3      Form of Stock Certificate of Westborough Financial Services, Inc.*

10.1(a) Form of Employee Stock Ownership Plan of Westborough Financial Services, Inc.*

10.1(a)1 Amendment No. 1 to Employee Stock Ownership Plan of Westborough
         Financial Services, Inc.***

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

10.6 Form of Officers' Deferred Compensation Plan of Westborough Financial Services, Inc.**

13.1     Annual Report of Westborough Financial Services, Inc.

14.1 Code of Ethics of Senior Financial Officers filed on December 27, 2004 as part of the 2005 Proxy Statement (File No. 000-27997) is incorporated herein by reference.

21.1     Subsidiaries of the Registrant.*

23.1     Independent Registered Public Accounting Firm's Consent

31.1 Certificates of the CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certificates of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated herein by reference to the Registration Statement on Form SB-2 (Registration No. 333-80075), as filed with the Securities and Exchange Commission on June 4, 1999, as amended.
** Incorporated by reference to the Company's Form 10-KSB for the year ended September 30, 2001, as filed with the Securities and Exchange Commission on December 28, 2001.
*** Incorporated by reference to the Company's Form 10-KSB for the year ended September 30, 2003, as filed with the Securities and Exchange Commission on December 29, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information relating to principal accountant fees and services is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 2005, a copy of which was filed with the SEC on December 27, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Westborough Financial Services, Inc.

                                       By:  /s/ Joseph F. MacDonough
                                            -------------------------------
                                            President and Chief Executive
                                            Officer
                                            (Duly Authorized Representative)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Name                           Title                       Date
             ----                           -----                       ----

/s/ Roger B. Leland               Chairman of the Board of        December 29, 2004
-----------------------------     Directors
Roger B. Leland

/s/ Joseph F. MacDonough          President, Chief Executive      December 29, 2004
-----------------------------     Officer and Director
Joseph F. MacDonough              (Principal Executive and
                                  Operating Officer)

/s/ James N. Ball                 Director                        December 29, 2004
-----------------------------
James N. Ball

/s/ Nelson P. Ball                Director                        December 29, 2004
-----------------------------
Nelson P. Ball

/s/ Edward S. Bilzerian           Director                        December 29, 2004
-----------------------------
Edward S. Bilzerian

/s/ Nancy M. Carlson              Director                        December 29, 2004
-----------------------------
Nancy M. Carlson

/s/ David E. Carlstrom            Director                        December 29, 2004
-----------------------------
David E. Carlstrom

/s/ John L. Casagrande            Senior Vice President,          December 29, 2004
-----------------------------     Treasurer, Clerk and Director
John L. Casagrande                (Principal Financial and
                                  Accounting Officer)

/s/ Benjamin H. Colonero, Jr.     Director                        December 29, 2004
-----------------------------
Benjamin H. Colonero, Jr.

/s/ William W. Cotting, Jr.       Director                        December 29, 2004
-----------------------------
William W. Cotting, Jr.




/s/ Robert A. Klugman             Director                        December 29, 2004
-----------------------------
Robert A. Klugman

/s/ Paul F. McGrath               Director                        December 29, 2004
-----------------------------
Paul F. McGrath

/s/ Charlotte C. Spinney          Director                        December 29, 2004
-----------------------------
Charlotte C. Spinney

/s/ Phyllis A. Stone              Director                        December 29, 2004
-----------------------------
Phyllis A. Stone

/s/ James E. Tashjian             Director                        December 29, 2004
-----------------------------
James E. Tashjian