Form 10QSB
period 2004-12-31
WESTBOROUGH FINANCIAL SERVICES INC
filed 2005-02-14
CIK 1087843

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2004

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

YES    X    NO
     -----      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                  Outstanding as of February 7, 2005
            -----                  ----------------------------------

Common Stock, par value $0.01                  1,591,174

Transitional Small Business Disclosure Format (check one):

YES         NO    X
     -----      -----

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

                    WESTBOROUGH FINANCIAL SERVICES, INC.
                               AND SUBSIDIARY


INDEX

PART I.  FINANCIAL INFORMATION                                           1

Item 1.  Financial Statements                                            1

         Consolidated Balance Sheets                                     1

         Consolidated Statements of Income                               2

         Consolidated Statements of Changes in Stockholders' Equity      4

         Consolidated Statements of Cash Flows                           5

         Notes to Unaudited Consolidated Financial Statements            6

Item 2.  Management's Discussion and Analysis.                           9

Item 3.  Controls and Procedures.                                       17

PART II. OTHER INFORMATION                                              18

Item 1.  Legal Proceedings.                                             18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.   18

Item 3.  Defaults upon Senior Securities.                               18

Item 4.  Submission of Matters to a Vote of Security Holders.           18

Item 5.  Other Information.                                             19

Item 6.  Exhibits                                                       19

SIGNATURES                                                              20

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

             Westborough Financial Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                           (Dollars in thousands)


                                                                            December 31,    September 30,
                                                                                2004             2004
                                                                            ------------    -------------
                                                                                     (unaudited)

Assets
  Cash and due from banks                                                     $  3,284      $  4,528
  Federal funds sold                                                             2,170         3,584
  Short-term investments                                                         1,405         1,059
                                                                              --------      --------
      Total cash and cash equivalents                                            6,859         9,171

  Securities available for sale                                                 73,088        72,959
  Federal Home Loan Bank stock, at cost                                          2,042         2,042
  Loans, net of allowance for loan losses of $825 and $950, respectively       173,420       165,288
  Banking premises and equipment, net                                            6,327         6,437
  Accrued interest receivable                                                    1,050         1,050
  Deferred income taxes                                                            816           765
  Bank-owned life insurance                                                      6,003         5,746
  Other assets                                                                     374           552
                                                                              --------      --------
      Total assets                                                            $269,979      $264,010
                                                                              ========      ========

Liabilities and Stockholders' Equity
  Deposits                                                                    $209,353      $211,710
  Short-term borrowings                                                          4,500         3,500
  Long-term borrowings                                                          25,000        18,000
  Mortgagors' escrow accounts                                                      345           312
  Accrued expenses and other liabilities                                         1,971         1,783
                                                                              --------      --------
      Total liabilities                                                        241,169       235,305
                                                                              --------      --------

Commitments and Contingencies

Preferred stock, $.01 par value, 1,000,000
 Shares authorized, none outstanding                                                 0             0
Common stock, $.01 par value, 5,000,000 shares authorized,
 1,591,174 and 1,589,574 issued and outstanding respectively                        16            16
Additional paid-in capital                                                       4,886         4,843
Retained earnings                                                               24,442        24,198
Accumulated other comprehensive income                                             (50)          159
Unearned compensation-RRP (10,859 and 10,859 shares)                              (189)         (209)
Unearned compensation-ESOP (29,465 and 30,202 shares, respectively)               (295)         (302)
                                                                              --------      --------
      Total stockholders' equity                                                28,810        28,705
                                                                              --------      --------
      Total liabilities and stockholders' equity                              $269,979      $264,010
                                                                              ========      ========

See accompanying notes to unaudited consolidated financial statements

             Westborough Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Income
                (Dollars in thousands, except per share data)


                                                                   Three Months Ended
                                                                      December 31,
                                                                 ----------------------
                                                                    2004         2003
                                                                       (unaudited)

Interest and dividend income:
  Interest and fees on loans                                     $   2,235    $   2,016
  Interest and dividends on investment securities                      736          943
  Interest on federal funds sold                                        11            6
  Interest on short-term investments                                     5            4
                                                                 ---------    ---------
      Total interest and dividend income                             2,987        2,969
                                                                 ---------    ---------

Interest expense:
  Interest on deposits                                                 616          626
  Interest on Federal Home Loan Bank advances                          198          133
                                                                 ---------    ---------
      Total interest expense                                           814          759
                                                                 ---------    ---------
Net interest income                                                  2,173        2,210
(Credit) provision for loan losses                                    (125)          30
                                                                 ---------    ---------
Net interest income, after (credit) provision for loan losses        2,298        2,180
                                                                 ---------    ---------

Other income:
  Customer service fees                                                154          175
  Gain (loss) on sales and calls of securities, net                      2           (1)
  Gain on sales of mortgages,net                                         0            4
  Miscellaneous                                                         67           72
                                                                 ---------    ---------
      Total other income                                               223          250
                                                                 ---------    ---------

Operating expenses:
  Salaries and employee benefits                                     1,032        1,020
  Occupancy and equipment                                              292          290
  Data processing                                                      179          174
  Marketing and advertising                                             58           28
  Professional fees                                                     66           52
  Other general and administrative                                     398          350
                                                                 ---------    ---------
      Total operating expenses                                       2,025        1,914
                                                                 ---------    ---------
Income before provision for income taxes                               496          516
Provision for income taxes                                             157          167
                                                                 ---------    ---------
Net income                                                       $     339    $     349
                                                                 =========    =========

Number of weighted average shares outstanding-Basic              1,549,148    1,538,835
Earnings per share - Basic                                       $    0.22    $    0.23
Number of weighted average shares outstanding-Dilutive           1,569,337    1,563,473
Earnings per share-Dilutive                                      $    0.22    $    0.22

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
         Consolidated Statements of Changes in Stockholders' Equity
                           (Dollars in thousands)


                                                                             Accumulated
                                                    Additional                  Other       Unearned     Unearned         Total
                                           Common    Paid-in     Retained   Comprehensive      RRP     Compensation   Stockholders'
                                           Stock     Capital     Earnings   Income (Loss)     Stock        ESOP           Equity
                                           ------   ----------   --------   -------------   --------   ------------   -------------

Balance at September 30, 2003               $16       $4,706      $23,325      $1,290        $(288)       $(331)         $28,718
                                                                                                                         -------

Comprehensive loss:
  Net income                                  -            -          349           -            -            -              349
  Change in net unrealized gain on
   securities available for sale, net
   of reclassification adjustment and
   tax effects                                -            -            -        (367)           -            -             (367)
                                                                                                                         -------
      Total comprehensive loss                                                                                               (18)
                                                                                                                         -------
Cash dividends declared ($0.05 per share)     -            -          (79)          -            -            -              (79)
ESOP shares released and committed to
 to be released (737 shares)                  -           17            -           -            -            7               24
Amortization of RRP stock (950 shares)        -            -            -           -           20            -               20
Issuance of common stock under stock
 option plan, net of
 income tax benefits ($2)                     -            3            -           -            -            -                3
                                            ---       ------      -------       -----        -----        -----          -------
Balance at December 31, 2003 (unaudited)    $16       $4,726      $23,595       $ 923        $(268)       $(324)         $28,668
                                            ===       ======      =======       =====        =====        =====          =======

Balance at September 30, 2004               $16       $4,843      $24,198       $ 159        $(209)       $(302)         $28,705
                                                                                                                         -------

Comprehensive income:
  Net income                                  -            -          339           -            -            -              339
  Change in net unrealized gain
   on securities available for sale, net
   of reclassification adjustment and
   tax effects                                -            -            -        (209)           -            -             (209)
                                                                                                                         -------
      Total comprehensive income                                                                                             130
                                                                                                                         -------
Cash dividends declared ($0.06 per share)     -            -          (95)          -            -            -              (95)
ESOP shares released and committed
 to be released (737 shares)                  -           16            -           -            -            7               23
Amortization of RRP stock (838 shares)        -            -            -           -           20            -               20
Issuance of common stock under
 stock option plan, net of
 income tax benefits ($11)                    -           27            -           -            -            -               27
                                            ---       ------      -------       -----        -----        -----          -------
Balance at December 31, 2004 (unaudited)    $16       $4,886      $24,442       $ (50)       $(189)       $(295)         $28,810
                                            ===       ======      =======       =====        =====        =====          =======

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                           (Dollars in thousands)


                                                           Three Months Ended
                                                              December 31,
                                                          --------------------
                                                            2004        2003
                                                               (unaudited)

Cash flows from operating activities:
  Net income                                              $   339     $   349
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    (Credit) provision for loan losses                       (125)         30
    Net amortization of securities                            101         132
    Amortization of net deferred loan costs and
     Premiums (discounts)                                       5          (1)
    Depreciation and amortization expense                     128         138
    Gain on the sales of mortgages, net                         -          (4)
    (Gain) loss on sales and calls of securities, net          (2)          1
    Increase in accrued interest receivable                     -        (115)
    Deferred income tax provision (benefit)                    38         (72)
    ESOP shares released and committed to be released          23          24
    Amortization of RRP stock                                  20          20
    Increase in bank-owned life insurance                     (55)        (58)
    Other, net                                                366         221
                                                          -------     -------
      Net cash provided by operating activities               838         665
                                                          -------     -------

Cash flows from investing activities:
  Activity in available-for-sale securities:
    Sales and calls                                             2       4,750
    Maturities                                                400         500
    Purchases                                              (2,279)     (9,361)
    Principal payments                                      1,351       2,395
  Loan originations, net                                   (8,012)     (1,737)
  Purchase of banking premises and equipment, net             (18)        (16)
  Premiums paid on bank-owned life insurance                 (202)        (54)
                                                          -------     -------
      Net cash used by investing activities                (8,758)     (3,523)
                                                          -------     -------
Cash flows from financing activities:
  Net decrease in deposits                                 (2,357)     (2,017)
  Net increase in short-term borrowings                     1,000           -
  Proceeds from Federal Home Loan Bank advances             8,000       2,500
  Repayment of Federal Home Loan Bank advances             (1,000)     (2,500)
  Net increase in mortgagors' escrow accounts                  33          29
  Issuance of common stock under stock option plan,
   net of tax benefits                                         27           3
  Dividends paid                                              (95)        (79)
                                                          -------     -------
      Net cash provided (used) by financing activities      5,608      (2,064)
                                                          -------     -------

Net change in cash and cash equivalents                    (2,312)     (4,922)

Cash and cash equivalents at beginning of year              9,171      11,901
                                                          -------     -------

Cash and cash equivalents at end of year                  $ 6,859     $ 6,979
                                                          =======     =======

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
            Notes to Unaudited Consolidated Financial Statements

      1)    Basis of Presentation and Consolidation.

      The unaudited consolidated interim financial statements of Westborough Financial Services, Inc. and Subsidiary (the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended September 30, 2004, included in the Annual Report on Form 10-KSB of the Company, the holding company for The Westborough Bank (the "Bank").

      The unaudited consolidated interim financial statements herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the consolidated interim financial statements reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements of the Company's 2004 Annual Report to Stockholders.

      2)    Commitments and Contingencies.

      At December 31, 2004, the Bank had residential and commercial loan commitments to borrowers of $4.9 million, commitments for home equity lines of $450 thousand, available home equity lines of credit of $13.4 million, unadvanced funds on commercial lines of credit, overdrafts and participation loans of $1.4 million, unadvanced funds on construction mortgages of $1.6 million and personal overdraft lines of credit of approximately $492 thousand. The Company had no commitments to purchase or sell securities at December 31, 2004.

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


                                             Three Months Ended
                                                December 31,
                                             ------------------
                                                2004     2003
                                                ----     ----

Net income                    As reported      $ 339    $ 349
                              Pro forma        $ 332    $ 342

Basic earnings per share      As reported      $0.22    $0.23
                              Pro forma        $0.21    $0.22

Diluted earnings per share    As reported      $0.22    $0.22
                              Pro forma        $0.21    $0.22

      On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R (SFAS 123R), "Share-Based Payment," which changes the manner in which share-based compensation, such as stock options, will be accounted for effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The cost of employee services received in exchange for equity instruments, including options, will be measured by the fair value of the options at the grant date and will be recognized over the vesting period. The changes in accounting will replace existing requirements under SFAS
No. 123, "Accounting for Stock-Based Compensation," and will eliminate the Bank's ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. The Bank expects to adopt SFAS 123R effective January 1, 2006 on a prospective basis. The pro forma amounts disclosed above generally reflect the accounting requirements of SFAS 123R.

Item 2.  Management's Discussion and Analysis.

General

      The following discussion compares the financial condition of the Company and its wholly owned subsidiary, the Bank, at December 31, 2004 and September 30, 2004, and the results of operations for three-months ended December 31, 2004, compared to the same period in 2003. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes that are included within this report.

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

      The Bank's results of operations depend primarily on net interest income. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets and the interest it pays on its interest-bearing liabilities. Interest-earning assets primarily consist of mortgage loans and investment securities. Interest-bearing liabilities consist primarily of certificates of deposit, savings accounts and borrowings. The Bank's results of operations are also affected by changes in its provision for loan losses, income from security and mortgage transactions, income from the sale of non-deposit investment products, other income and operating expenses. Operating expenses consist primarily of salaries and employee benefits, occupancy, data processing, marketing, professional fees and other general and administrative expenses. Other income consists mainly of customer service fees and charges, income from bank-owned life insurance and fees from the sale of non-deposit investment products.

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

Comparison of Financial Condition at December 31, 2004 and September 30, 2004

      The Company's total assets increased by $6.0 million, or 2.3%, to $270.0 million at December 31, 2004 from $264.0 million at September 30, 2004. While deposits declined by $2.4 million, or 1.1%, to $209.4 million from $211.7 million, short and long-term borrowing from the Federal Home
Loan Bank (the "FHLB") increased by $8.0 million, or 37.2%, to $29.5 million at December 31, 2004 from $21.5 million at September 30, 2004. The increase in borrowing was used primarily to fund loan growth and deposit outflows. Loans, net of allowance for loan losses, increased by $8.1 million, or 4.9%, to $173.4 million at December 31, 2004 as compared to $165.3 million at September 30, 2004 primarily as a result of new loan growth in adjustable-rate residential and commercial loans and increases in home equity lines-of-credit. Much of this loan growth was the result of a successful wholesale mortgage broker program and attractive retail and business loan products. With regard to deposit outflow, while time deposit certificate balances grew, the Bank experienced deposit outflows in tiered-rate savings and money market deposit accounts. Cash and cash equivalent balances declined by $2.3 million, or 25.2%, to $6.9 million at December
31, 2004 from $9.2 million at September 30, 2004 and such funds were also utilized to fund increased loan volume and deposit outflows.

      Regarding asset quality, non-performing loans increased to $275 thousand, or 0.16% of net loans at December 31, 2004 as compared to $121 thousand, or 0.07% of net loans at September 30, 2004. Total stockholders' equity increased by $105 thousand, to $28.8 million at December 31, 2004. Stockholders' equity increased by net income of $339 thousand, however, it was offset by a $209 thousand decline in the after-tax market value of securities available for sale and the payment of $95 thousand dividends to stockholders. The Company's securities available for sale consist primarily of interest-rate sensitive securities, whose market values change inversely with changes in market interest rates. Interest rates at December 31, 2004 were generally higher than rates at September 30, 2004 and, accordingly, the after-tax market value of securities available for sale declined. For three-months ended December 31, 2004, the Company paid a dividend of $0.06 per share, as compared to a dividend of $0.05 per share for three-months ended December 31, 2003. The dividend payout ratio, which represents dividends declared per share divided by dilutive earnings per share, was 27.78% and 22.40% for three-months ended December 31, 2004 and 2003, respectively.

Comparison of Operating Results for Three-Months Ended December 31, 2004
and 2003

Net Income: The Company reported earnings per share (dilutive) for three-months ended December 31, 2004 of $0.22 on net income of $339 thousand, as compared to $0.22 per share (dilutive) on net income of $349 thousand for three-months ended December 31, 2003. For three-months ended December 31, 2004, net income declined by $10 thousand, or 2.9%, as compared to three-months ended December 31, 2003. The Company's return on average assets was 0.51% for three-months ended December 31, 2004 as compared to 0.54% for three-months ended December 31, 2003 and the Company's return on average stockholders' equity was 4.70% for three-months ended December 31, 2004 as compared to 4.82% for three-months ended December 31, 2003.

      The decline in net income was primarily due to an increase in operating expenses and declines in net interest income and other income, offset, to a lesser extent, by a credit provision for loan losses and a decrease in income taxes. Operating expenses increased by $111 thousand, or 5.8%, to $2.0 million for three-months ended December 31, 2004 as compared to $1.9 million for three-months ended December 31, 2003 primarily due to higher general and administrative costs associated with director retainer fees, costs associated with internal/external vulnerability testing of our computer networks and expenses related to the audit of internal control over financial reporting as required by Section 404 of the Sarbanes-

Oxley Act of 2002. As it relates to the Sarbanes-Oxley Act of 2002, management believes increased costs associated with compliance will have a material effect upon the level of operating expenses and, accordingly, the level of future net income. Operating expenses were also affected by higher marketing costs associated with cable TV and newspaper advertising and costs associated with the hiring of a new controller. Operating expenses as a percent of average assets were 3.03% for three-months ended December 31, 2004 as compared to 2.98% for three-months ended December 31, 2003. Other income declined by $27 thousand, or 10.8%, to $223 thousand for three-months ended December 31, 2004 as compared to $250 thousand for three-months ended December 31, 2003 primarily due to a decline in the level of commercial loan prepayment fees, offset, to a lesser extent by an increase in fees associated with the sale of non-deposit investment products. Net interest income declined by $37 thousand, or 1.7%, to $2.2 million for three-months ended December 31, 2004, as compared to three-months ended December 31, 2003. The average rate earned on interest-earning assets declined by 0.14%, to 4.81% for three-months ended December 31, 2004 from 4.95% for three-months ended December 31, 2003, and the average cost of interest-bearing liabilities increased by 0.07%, to 1.54% for three-months ended December 31, 2004 from 1.47% for three-months ended December 31, 2003. As a result, the net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing-liabilities, declined to 3.27% for three-months ended December 31, 2004, as compared to 3.48% for three-months ended December 31, 2003. The decline in the rates of interest earned on interest-earning assets primarily reflects a decline in market interest rates on loans and securities, offset, to a lesser extent by in increase in the rate of interest earned on short-term securities. The increase in average rates of interest paid on interest-bearing liabilities was primarily the result of higher interest rates paid on tiered-rate savings accounts, offset, to a lesser extent by a decline in the average rate of interest paid on borrowing from the Federal Home Loan Bank of Boston. There was a $125 thousand credit provision for loan loss for three-months ended December 31, 2004 as compared to a $30 thousand provision for three-months ended December 31, 2003 and primarily reflects an improvement in the credit quality of specific commercial loans for which a portion of the allowance for loan losses had been allocated. The provision for income taxes declined by $10 thousand, to $157 thousand for three-months ended December 31, 2004, resulting in an effective income tax rate of 31.7%, as compared to an effective income tax rate of 32.4% for three-months ended December 31, 2003.

      The following schedule of the Bank's net interest rate spread and net interest margin for the periods indicated is based upon average balances and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:


                                            Three Months Ended
                                               December 31,
                                            ------------------     Increase
                                              2004     2003       (decrease)
                                              ----     ----       ----------

Interest-earning assets:
  Short-term investments (1)                  1.39%    0.81%         0.58%
  Investment Securities (2)                   3.92%    4.15%        -0.23%
  Loans (3)                                   5.31%    5.60%        -0.29%
      Total interest-earning assets           4.81%    4.95%        -0.14%

Interest-bearing liabilities:
  NOW accounts                                0.11%    0.10%         0.01%
  Savings accounts (4)                        1.17%    1.08%         0.09%
  Money market deposit accounts               0.99%    1.03%        -0.04%
  Certificate of deposit accounts             2.18%    2.19%        -0.01%
  Total interest-bearing deposits             1.31%    1.28%         0.03%
  Borrowed funds                              3.46%    4.89%        -1.43%
      Total interest-bearing liabilities      1.54%    1.47%         0.07%

Net interest rate spread (5)                  3.27%    3.48%        -0.21%
Net interest margin (6)                       3.50%    3.69%        -0.19%

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

      Interest and Dividend Income: The Bank's interest and dividend income declined by $18 thousand, or 0.6%, to $3.0 million for three-months ended December 31, 2004. The decline was primarily due to the combination of lower rates earned on average interest-earning assets offset, to a lesser extent, by an increase in the average volume of interest-earning assets. The Bank's average interest rate earned on all interest-earning assets declined by 0.14%, to 4.81% for three-months ended December 31, 2004 from 4.95% for three-months ended December 31, 2003. However, the average volume of interest-earning assets for three-months ended December 31, 2004 increased to $248.1 million as compared to an average volume of $239.8 million for three-months ended December 31, 2003. The funding source of the increase in the average volume of interest-earning assets was primarily from increases in the average volume of interest-bearing liabilities and non-interest bearing deposits. This increase in volume was invested in assets with comparatively lower interest-earning rates. The average balance of investment securities for three-months ended December 31, 2004 decreased to $75.1 million, earning 3.92% as compared to an average balance of $90.8 million, earning 4.15% for three-months ending December 31, 2003. The average balance of short-term investments for three-months ended December 31, 2004 declined to $4.6 million earning 1.39% as compared to an average balance of $4.9 million earning 0.81% for three-months ending December 31, 2003. In this environment of low interest rates, management has chosen to reduce the balance of short-term investments and to re-invest such balances in longer-term loans that offer higher rates of interest and, when necessary, to borrow overnight funds from the FHLB for cash management purposes. The average balance of loans for three-months ended December 31, 2004, increased to $168.4 million earning 5.31%, as compared to an average balance of $144.0 million earning 5.60% for three-months ending December 31, 2003. While the average volume of residential and commercial loans increased, the Bank continued to experience a decline in its rate of interest earned on loans primarily in response to the general decline in market-based interest rates offered on new loans granted during the period, a decline in the rates of interest charged on adjustable-rate loans which were subject to contractual adjustment, loan sales and unscheduled customer refinancing and renegotiations of existing loan interest rates.

      Interest Expense: Total interest expense increased by $55 thousand, or 7.2%, to $814 thousand for three-months ended December 31, 2004, from $759 thousand for three-months ended December 31, 2003. The increase in interest expense was mainly due to higher interest rates paid on tiered-rate savings accounts, offset, to a lesser extent by a decline in the average rate of interest paid on borrowing from the FHLB. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and borrowings) increased to $211.0 million, with a cost of 1.54%, for three-months ended December 31, 2004 as compared to $206.0 million, with a cost of 1.47%, for three-months ending December 31, 2003. The average volume of interest-bearing deposits declined to $188.1 million, with a cost of 1.31%, for three-months ended December 31, 2004 as compared to $195.1 million, with a cost of 1.28%, for three-months ended December 31, 2003. Within the category of interest-bearing deposits, the average balance of certificate of deposit accounts declined by $3.7 million, while the average balance of NOW, savings and money market accounts also declined by $3.3 million. The decrease in certificates and other deposits was due to competitive pricing from other institutions and the relative attractiveness of alternative investments. The Company utilized alternative sources of funds by increasing borrowing from the FHLB. The average balance of borrowings increased to $22.9 million, with an average cost of 3.46%, for three-months ended December 31, 2004, as compared to an average balance of $10.9 million, with an average cost of 4.89%, for three-months ended December 31, 2003. The increase in average borrowing from the FHLB funded the increased demand for loans as well as deposit outflow.

      Net Interest Income: The Bank's net interest income decreased by $37 thousand, or 1.7%, for three-months ended December 31, 2004, to $2.2 million compared to three-months ended December

31, 2003. The decrease was primarily attributed to the combination of a increase in interest and dividend income of $18 thousand and an increase in interest expense of $55 thousand. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, decreased to 3.27% for three-months ended December 31, 2004 as compared to 3.48% for three-months ended December 31, 2003.

      (Credit) provision for Loan Losses: The Bank had a $125 thousand credit provision for loan losses for three-months ended December 31, 2004 compared to a $30 thousand provision for three-months ended December 31, 2003. The (credit) provision for loan losses is a result of management's periodic analysis of risks inherent in its loan portfolio as well as the adequacy of the allowance for loan losses. It is the Bank's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. The credit to the allowance for loan losses, during the quarter end December 31, 2004, primarily reflects an improvement in the credit quality of specific commercial loans for which a portion of the allowance for loan losses had been allocated. As the Bank expands its commercial lending activities, management believes that growth in the provision for loan losses may be likely. Additionally, while management believes it continues to have excellent loan quality, with $275 thousand of non-accrual loans and non-performing assets and an allowance for loan losses of $825 thousand at December 31, 2004, the Bank recognizes that it is located in a market and geographic area that is considered in the high technology and financial services belt and, most likely, the Bank's allowance for loan loss will reflect the relative health of these economic sectors. While management believes it's current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of mortgages and the sale of securities available for sale, and income from bank-owned life insurance ("BOLI"). Total other income declined by $27 thousand, or 10.8%, to $223 thousand for three-months ended December 31, 2004, from $250 thousand for three-months ended December 31, 2003, primarily due to a decline in the level of commercial loan prepayment fees, offset to a lesser extent by an increase in fees associated with the sale of non-deposit investment products. Income from customer service fees declined by $21 thousand, or 12.0%, to $154 thousand for three-months ended December 31, 2004 as compared to $175 thousand for three-months ended December 31, 2003 relating to a decline in the level of commercial loan prepayment fees. Gains on sales of mortgages declined by $4 thousand to $0 as compared to $4 thousand for three-months ended December 31, 2003, as a result of a decline in sales of fixed-rate mortgages.

      With regard to the Company's common stock holdings, the Company's internal investment policy requires management to either write-down to market value, or sell, any common stock issue that has sustained a decline in market value of 50% or more, for a continuous period of nine-months or more. Although management believes that it has established and maintained an adequate accounting policy as it relates to investment impairment, such judgments involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed with the Audit Committee and the Company's Board of Directors. For three-months ended December 31, 2004 and December 31, 2003, no investment in common stock met the criteria noted above.

      Operating Expenses: For three-months ended December 31, 2004 operating expenses increased by $111 thousand, or 5.8%, to $2.0 million as compared to $1.9 million for three-months ended December 31, 2003. Operating expenses as a percent of average assets were 3.03% for three-months ended December 31, 2004 as compared to 2.98% for three-months ended December 31, 2003. Other general and administrative expenses increased by $48 thousand, to $398 thousand for three-months ended December 31, 2004 as compared to $350 thousand for three-months ended December 31, 2003 primarily as a result of increases in consulting expense and expenses relating to annual retainer fees for directors. Marketing and advertising expense increased by $30 thousand, to $58 thousand, for three-months ended December 31, 2004 as compared to $28 thousand, for three-months ended December 31, 2003, primarily as a result of an increase in expenses relating to print, radio and cable TV advertising. Professional fees increased by $14 thousand, to $66 thousand, for three-months ended December 31, 2004 as compared to $52 thousand for three-months ended December 31, 2003 resulting from increased costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As it relates to the Sarbanes-Oxley Act of 2002, management believes increased costs associated with compliance will have a material effect upon the level of operating expenses and, accordingly, the level of future net income. Salary and employee benefit expenses increased by $12 thousand, or 1.2%, to $1.0 million for three-months ended December 31, 2004 as compared to three-months ended December 31, 2003 due to benefit expense on bank owned life insurance policies for directors, merit increases for Company personnel and expenses related to the hiring of a new controller. Data processing expenses increased $5 thousand, or 2.9%, to $179 thousand for three-months ended December 31, 2004, as compared to $174 thousand for three-months ended December 31, 2003 primarily due to a higher level of services provided by the data processing vendor.

      Income Taxes: Income before provision for income taxes declined by $20 thousand, to $496 for three-months ended December 31, 2004 as compared to $516 thousand for three-months ended December 31, 2003. Primarily as a result of this decline, the provision for income taxes declined by $10 thousand, to $157 thousand, for three-months ended December 31, 2004 as compared to $167 thousand for three-months ended December 31, 2003. The effective income tax rate was 31.7% and 32.4% for three-months ended December 31, 2004 and three-months ended December 31, 2003, respectively. In addition, the Bank utilizes a wholly-owned security investment subsidiary, receives the benefit of a dividends received deduction on common stock held and receives favorable tax treatment from the increase in the cash surrender value of BOLI.

Liquidity and Capital Resources

      The term "liquidity" refers to the Bank's ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. The Bank's primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by the Bank's operations. The Bank also borrows money from time to time from the FHLB to fund loan growth, deposit outflow and as part of its management of interest rate risk.

      Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

      The Bank's primary investing activities are the origination of one-to four-family real estate and other loans and the purchase of securities. During three-months ended December 31, 2004, the Bank originated loans of $20.0 million and experienced principal repayments on loans of $12.0 million. The Bank purchased securities of $2.3 million, while sales and calls on securities provided $2 thousand and principal payments on mortgage-backed securities provided an additional $1.4 million. There were $400 thousand of securities that matured during three-months ended December 31, 2004. During three-months ended December 31, 2004, the Bank experienced a net decrease in deposits of $2.4 million. These investing activities were financed primarily by a net increase in FHLB borrowing of $8.0 million and by a net decrease in cash and cash equivalents of $2.3 million during three-months ended December 31, 2004.

      Certificate of deposit accounts scheduled to mature within one year were $35.5 million at December 31, 2004. Based on the Bank's historical deposit retention experience and current pricing strategy and enhanced product offerings, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank.

      The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund, the Federal Deposit Insurance Corporation and other available reports, which compare the Bank's liquidity with banks in the state and in its peer group. The Bank anticipates that it will have sufficient funds to meet its current funding commitments. At December 31, 2004, the Bank had $29.5 million in outstanding borrowing from the FHLB and, based upon estimated eligible collateral that could be pledged with the FHLB, the Bank had additional borrowing capacity of $58.7 million at December 31, 2004.

      At December 31, 2004, the Company's capital to assets ratio was 10.67% and it exceeded applicable regulatory capital requirements. Further, it does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit.

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

PART II.    OTHER INFORMATION
            -----------------

Item 1.     Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None

(c) The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended December 31, 2004.


                                                                  (d) Maximum
                                                              (c) Total          Number (or
                                                              Number of          Approximate
                                                              Shares (or         Dollar Value)
                                                              Units)             of Shares (or
                             (a) Total                        Purchased as       Units) that may
                             Number of                        Part of            yet be
                             Shares (or    (b) Average        Publicly           Purchased under
                             Units)        Price Paid per     Announced Plans    the Plans or
Period                       Purchased     Share (or Unit)    or Programs        Programs
------                       ----------    ---------------    ---------------    ---------------

October 1, 2004 through      0             0                  0                  79,069(1)
October 31, 2004

November 1, 2004             0             0                  0                  79,069
through November 30, 2004

December 1, 2004 through     0             0                  0                  79,069
December 31, 2004

Total                        0             0                  0                  79,069

<F1>  In September 2000, the Massachusetts Division of Banks approved a share repurchase program which authorized the repurchase of up to 79,069 shares. The program will continue until the repurchase of the 79,069 shares is complete.

Item 3.     Defaults upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

None

Item 5.     Other Information.

None.

Item 6.     Exhibits

            Exhibit 31.1: Rule 13a-14(a)/15d-14(a) Certifications

            Exhibit 32.1: Section 1350 Certifications

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westborough Financial Services, Inc.

Date:  February 14, 2005          By: /s/ Joseph F. MacDonough
                                      -------------------------------------
                                      President and Chief Executive Officer

Date:  February 14, 2005          By: /s/ John L. Casagrande
                                      -------------------------------------
                                      Senior Vice-President, Treasurer and
Clerk