Form 10QSB
period 2005-03-31
WESTBOROUGH FINANCIAL SERVICES INC
filed 2005-05-16
CIK 1087843

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

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

                             100 E. Main Street
                      Westborough, Massachusetts 01581
                               (508) 366-4111
                               (508) 616-9206
                  (Address of principal executive offices)
              (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X     NO
     ---        ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                            Outstanding as of May 3, 2005
            -----                            -----------------------------
Common Stock, par value $0.01                          1,594,174

Transitional Small Business Disclosure Format (check one):

YES         NO   X
     ---        ---

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

      Foward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, which are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond the Company's control, and other factors identified in the Company's filings with the Securities and Exchange Commission and those presented elsewhere by management from time to time, could cause its financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which would cause actual results to differ materially from these estimates. These factors include, but are not limited to:

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

                    WESTBOROUGH FINANCIAL SERVICES, INC.
                               AND SUBSIDIARY

INDEX

PART I:  FINANCIAL INFORMATION                                              1

Item 1.  Financial Statements                                               1

         Consolidated Balance Sheets                                        1

         Consolidated Statements of Income                                  2

         Consolidated Statements of Changes in Stockholders' Equity         3

         Consolidated Statements of Cash Flows                              4

         Notes to Unaudited Consolidated Financial Statements               5

Item 2.  Management's Discussion and Analysis on Financial Condition and
         Results of Operation.                                              8

Item 3.  Controls and Procedures.                                          20

PART II. OTHER INFORMATION                                                 21

Item 1.  Legal Proceedings.                                                21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.      21

Item 3.  Defaults upon Senior Securities                                   21

Item 4.  Submission of Matters to a Vote of Security Holders.              22

Item 5.  Other Information.                                                22

Item 6.  Exhibits and Reports on Form 8-K                                  22

SIGNATURES                                                                 23

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Westborough Financial Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                           (Dollars in thousands)


                                                    March 31,    September 30,
                                                       2005           2004
                                                    ---------    -------------
                                                            (unaudited)

Assets
  Cash and due from banks                           $  2,486       $  4,528
  Federal funds sold                                   2,069          3,584
  Short-term investments                               1,594          1,059
                                                    --------       --------
      Total cash and cash equivalents                  6,149          9,171

  Securities available for sale                       69,699         72,959
  Federal Home Loan Bank stock, at cost                2,075          2,042
  Loans, net of allowance for loan losses of
   $785 and $950, respectively                       182,446        165,288
  Banking premises and equipment, net                  6,239          6,437
  Accrued interest receivable                          1,121          1,050
  Deferred income taxes                                1,154            765
  Cash surrender value of life insurance               5,989          5,746
  Other assets                                           457            552
                                                    --------       --------
      Total assets                                  $275,329       $264,010
                                                    ========       ========

Liabilities and Stockholders' Equity
  Deposits                                          $213,133       $211,710
  Short-term borrowings                                2,400          3,500
  Long-term borrowings                                29,000         18,000
  Mortgagors' escrow accounts                            343            312
  Accrued expenses and other liabilities               1,961          1,783
                                                    --------       --------
      Total liabilities                              246,837        235,305
                                                    --------       --------

Commitments and Contingencies

Preferred stock, $.01 par value, 1,000,000
 shares authorized, none outstanding                       0              0
Common stock, $.01 par value, 5,000,000
 shares authorized, 1,593,974 and 1,589,574
 issued and outstanding, respectively                     16             16
Additional paid-in capital                             4,953          4,843
Retained earnings                                     24,633         24,198
Accumulated other comprehensive income                  (654)           159
Unearned compensation-RRP (10,859 and 10,859
 shares, respectively)                                  (169)          (209)
Unearned compensation-ESOP (28,728 and 30,202
 shares, respectively)                                  (287)          (302)
                                                    --------       --------
      Total stockholders' equity                      28,492         28,705
                                                    --------       --------
      Total liabilities and stockholders' equity    $275,329       $264,010
                                                    ========       ========

See accompanying notes to unaudited consolidated financial statements

             Westborough Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Income
                (Dollars in thousands, except per share data)


                                                        Three Months Ended           Six Months Ended
                                                             March 31,                   March 31,
                                                     ------------------------    ------------------------
                                                        2005          2004          2005          2004
                                                        ----          ----          ----          ----
                                                            (unaudited)                 (unaudited)

Interest and dividend income:
  Interest and fees on loans                         $    2,323    $    1,881    $    4,557    $    3,897
  Interest and dividends on investment securities           732           857         1,469         1,801
  Interest on federal funds sold                             19             9            30            15
  Interest on short term investments                          6             2            11             6
                                                     ----------    ----------    ----------    ----------
      Total interest and dividend income                  3,080         2,749         6,067         5,719
                                                     ----------    ----------    ----------    ----------

Interest expense:
  Interest on deposits                                      711           572         1,327         1,198
  Interest on borrowings                                    272           128           470           261
                                                     ----------    ----------    ----------    ----------
      Total interest expense                                983           700         1,797         1,459
                                                     ----------    ----------    ----------    ----------
Net interest income                                       2,097         2,049         4,270         4,260
(Credit) provision for loan losses                          (48)           10          (173)           40
                                                     ----------    ----------    ----------    ----------
Net interest income, after provision for
 loan losses                                              2,145         2,039         4,443         4,220
                                                     ----------    ----------    ----------    ----------

Other income:
  Customer service fees                                     158           189           312           365
  Gain on sales of securities available
   for sale, net                                             47            60            49            58
  Gain on sales of mortgages                                  6            84             6            87
  Miscellaneous                                              90            62           157           134
                                                     ----------    ----------    ----------    ----------
      Total other income                                    301           395           524           644
                                                     ----------    ----------    ----------    ----------

Operating expenses:
  Salaries and employee benefits                          1,078         1,057         2,109         2,077
  Occupancy and equipment                                   352           330           617           620
  Data processing expenses                                  189           174           368           348
  Marketing and advertising                                  54            46           112            74
  Professional fees                                          89            87           155           139
  Other general and administrative                          283           309           709           659
                                                     ----------    ----------    ----------    ----------
      Total operating expenses                            2,045         2,003         4,070         3,917
                                                     ----------    ----------    ----------    ----------
Income before provision for income taxes                    401           431           897           947
Provision for income taxes                                  114           132           271           299
                                                     ----------    ----------    ----------    ----------
Net income                                           $      287    $      299    $      626    $      648
                                                     ==========    ==========    ==========    ==========

Number of weighted average shares
 outstanding-Basic                                    1,552,618     1,540,821     1,550,883     1,539,828
Earnings per share-Basic                                  $0.18         $0.19         $0.40         $0.42
Number of weighted average shares
 outstanding-Dilutive                                 1,570,467     1,562,570     1,569,902     1,564,710
Earnings per share-Dilutive                               $0.18         $0.19         $0.40         $0.41

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
         Consolidated Statements of Changes in Stockholders' Equity
                           (Dollars in thousands)


                                                                            Accumulated
                                                   Additional                  Other          Unearned        Unearned
                                           Common   Paid-in     Retained   Comprehensive   Compensation-   Compensation-
                                           Stock    Capital     Earnings   Income (Loss)        RRP             ESOP        Total
                                           ------  ----------   --------   -------------   -------------   -------------    -----

Balance at September 30, 2003               $16      $4,706     $23,325        $1,290          $(288)          $(331)      $28,718

Comprehensive income:
  Net income                                  0           0         648             0              0               0           648
  Change in net unrealized gain on
   securities available for sale, net of
   reclassification adjustment and tax
   effects                                    0           0           0          (127)             0               0          (127)
      Total comprehensive income                                                                                               521
Cash dividends declared and paid
 ($0.10 per share)                            0           0        (158)            0              0               0          (158)
ESOP shares released and committed
 to be released (1,474 shares)                0          36           0             0              0              14            50
Amortization of RRP stock (1,900 shares)      0           0           0             0             40               0            40
Issuance of common stock under stock
 option plan, net of income tax
 benefits ($22)                               0          48           0             0              0               0            48
                                            ---      ------     -------         -----          -----           -----       -------
Balance at March 31, 2004 (unaudited)       $16      $4,790     $23,815        $1,163          $(248)          $(317)      $29,219
                                            ===      ======     =======         =====          =====           =====       =======

Balance at September 30, 2004               $16      $4,843     $24,198        $  159          $(209)          $(302)      $28,705

Comprehensive income:
  Net income                                  0           0         626             0              0               0           626
  Change in net unrealized gain on
   securities available for sale, net of
   reclassification adjustment and tax
   effects                                    0           0           0          (813)             0               0          (813)
      Total comprehensive income                                                                                              (187)
Cash dividends declared and paid
 ($0.12 per share)                            0           0        (191)            0              0               0          (191)
ESOP shares released and committed
 to be released (1,474 shares)                0          30           0             0              0              15            45
Amortization of RRP stock (1,675 shares)      0           0           0             0             40               0            40
Issuance of common stock under stock
 option plan, net of income tax
 benefits ($26)                               0          80           0             0              0               0            80
                                            ---      ------     -------         -----          -----           -----       -------
Balance at March 31, 2005 (unaudited)       $16      $4,953     $24,633         $(654)         $(169)          $(287)      $28,492
                                            ===      ======     =======         =====          =====           =====       =======

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                           (Dollars in thousands)


                                                             Six Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2005         2004
                                                            ----         ----

Cash flows from operating activities:
  Net income                                              $    626     $    648
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    (Credit) provision for loan losses                        (173)          40
    Net amortization of securities                             189          265
    Amortization of net deferred loan costs
     and premiums (discounts)                                    9           (7)
    Depreciation and amortization expense                      250          278
    Gain on the sales of mortgages                              (6)         (87)
    (Gain) on sales and calls of securities, net               (49)         (58)
    (Increase) decrease in accrued interest receivable         (71)          31
    Deferred income tax provision (benefit)                     17         (105)
    ESOP shares released and committed to be released           45           50
    Amortization of RRP stock                                   40           40
    Increase in bank-owned life insurance                      (36)        (102)
    Other, net                                                 273         (224)
                                                          --------     --------
      Net cash provided by operating activities              1,114          769
                                                          --------     --------

Cash flows from investing activities:
  Activity in available-for-sale securities:
    Sales and calls                                          2,024        9,322
    Maturities                                               1,450        3,000
    Purchases                                               (4,476)     (22,453)
    Principal payments                                       2,903        3,757
  Purchase of Federal Home Loan Bank stock, at cost            (33)           -
  Proceeds from the sale of loans                              292        4,884
  Loan originations, net                                   (17,280)      (4,514)
  Purchase of banking premises and equipment, net              (52)        (130)
  Premiums paid on bank-owned life insurance                  (207)        (214)
                                                          --------     --------
      Net cash used by investing activities                (15,379)      (6,348)
                                                          --------     --------
Cash flows from financing activities:
  Net decrease in deposits                                   1,423       (3,929)
  Net increase in short-term borrowings                     (1,100)       3,000
  Proceeds from Federal Home Loan Bank advances             12,000       14,250
  Repayment of Federal Home Loan Bank advances              (1,000)     (11,250)
  Net increase in mortgagors' escrow accounts                   31           16
  Issuance of common stock under stock option plan,
   net of tax benefits                                          80           48
  Dividends paid                                              (191)        (158)
                                                          --------     --------
      Net cash provided by financing activities             11,243        1,977
                                                          --------     --------

Net change in cash and cash equivalents                     (3,022)      (3,602)

Cash and cash equivalents at beginning of year               9,171       11,901
                                                          --------     --------

Cash and cash equivalents at end of period                $  6,149     $  8,299
                                                          ========     ========

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

      2)    Commitments and Contingencies.

      At March 31, 2005, the Bank had residential and commercial loan commitments to borrowers of $13.8 million, commitments for home equity lines of $390 thousand, available home equity lines of credit of $13.9 million, unadvanced funds on commercial lines of credit, overdrafts and participation loans of $1.6 million, unadvanced funds on construction mortgages of $1.3 million and personal overdraft lines of credit of approximately $504 thousand. The Company had no commitments to purchase or sell securities at March 31, 2005.

      3)    Earnings per Share.

      Basic earnings per share represent income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 and reflects additional common shares (common stock equivalents) that would have been outstanding if only dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. For the periods presented, the Company has no potential common shares outstanding that are considered anti-dilutive. If applicable, the Company would exclude from the diluted earnings per share calculation any potential common shares that would increase earnings per share. Potential common shares that may be issued by the Company relate solely to outstanding stock options and grants and are determined using the treasury stock method.

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


                                             Three Months Ended    Six Months Ended
                                                  March 31,        March 31,
                                             ------------------    ----------------
                                                2005     2004        2005     2004
                                                ----     ----        ----     ----

Net income                    As reported      $ 287    $ 299       $ 626    $ 648
                              Pro forma        $ 280    $ 292       $ 613    $ 635

Basic earnings per share      As reported      $0.18    $0.19       $0.40    $0.42
                              Pro forma        $0.18    $0.19       $0.40    $0.41

Diluted earnings per share    As reported      $0.18    $0.19       $0.40    $0.41
                              Pro forma        $0.18    $0.19       $0.39    $0.41

      In December 2004, the FASB published FASB Statement No. 123 (revised
2004), Share-Based Payment ("SFAS 123(R)" or the "Statement"). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

      The Company will be required to apply SFAS 123(R) as of the beginning of its first fiscal year that begins after June 15, 2005, which will be October 1, 2005. SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R). Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123. The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt SFAS 123(R).

      4)    Pension Plan

      The Bank provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis, and are fully vested after three years of service.

      The components of net periodic pension cost are as follows:


(Dollars in thousands)       Three months ended March 31,    Six months ended March 31,
                             ----------------------------    --------------------------
                                    2005     2004                   2005      2004
                                    ----     ----                   ----      ----

Service cost                        $ 50     $ 49                  $ 101     $  97
Interest cost                         47       48                     94        96
Expected return on assets            (54)     (56)                  (108)     (112)
Transition obligation                  1        1                      1         1
Past service cost                      0        0                      0         0
Actuarial Loss                         0       (3)                     0        (5)
                                    -------------                  ---------------
                                    $ 44     $ 39                  $  88     $  77
                                    =============                  ===============

Item 2. Management's Discussion and Analysis on Financial Condition and Results of Operation.

General

      The following discussion compares the financial condition of the Company and its wholly owned subsidiary, the Bank, at March 31, 2005 and September 30, 2004, and the results of operations for three and six-months ended March 31, 2005, compared to the same periods in 2004. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes that are included within this report.

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

Comparison of Financial Condition at March 31, 2005 and September 30, 2004

      The Company's total assets increased by $11.3 million, or 4.3%, to $275.3 million at March 31, 2005 from $264.0 million at September 30, 2004. Additionally, deposits increased by $1.4 million, or 0.7%, to $213.1 million from $211.7 million. Long and short-term borrowing from the Federal Home Loan Bank (the "FHLB") increased by $9.9 million, or 46.0%, to $31.4 million at March 31, 2005 from $21.5 million at September 30, 2004. The increase in borrowing was used primarily to fund loan portfolio growth which increased by $17.2 million, or 10.4%, to $182.4 million, at March 31, 2005 as compared to $165.3 million at September 30, 2004. Within the loan portfolio, residential real estate and home equity lines-of-credit increased by $16.0 million from September 30, 2004 to March 31, 2005 and commercial loans increased by $1.1 million for the same period. Total stockholders' equity declined by $213 thousand, to $28.5 million at March 31, 2005 from $28.7 million at September 30, 2004 primarily as a result of changes in accumulated comprehensive income relating to the change in after-tax value in securities available for sale.

      Accumulated other comprehensive after-tax loss at March 31, 2005 was $654 thousand, as compared to after tax income of $159 thousand at September 30, 2004. The Company's securities consist primarily of interest-rate sensitive securities whose market value changes inversely with changes in market interest rates. Interest rates at March 31, 2005 were generally higher than rates at September 30, 2004 and, accordingly, the market value of securities available for sale declined. Deferred income tax benefits associated with this market value decline were approximately $341 thousand.

Comparison of Operating Results for Three-Months Ended March 31, 2005 and 2004

      Net Income: The Company reported earnings per share (dilutive) for three-months ended March 31, 2005 of $0.18 on net income of $287 thousand, as compared to $0.19 per share (dilutive) on net income of $299 thousand for three-months ended March 31, 2004. For three-months ended March 31, 2005, net income decreased by $12 thousand, or 4.0%, to $287 thousand, as compared to $299 thousand, for three-months ended March 31, 2004. The Company's return on average assets was 0.42% for three-months ended March 31, 2005 as compared to 0.48% for three-months ended March 31, 2004.

      The decrease in net income for three-months ended March 31, 2005 was primarily due to a decrease in customer service fees, a decline in gains on sales of securities available for sale, a decline in gains on the sales of mortgages, and an increase in operating expenses offset by increases in miscellaneous income, net interest income and the credit provision for loan losses. Income from customer service fees decreased by $31 thousand, or 16.4%, to $158 thousand for three-months ended March 31, 2005 as compared to $189 thousand for three-months ended March 31, 2004, primarily from a decrease in fee income from the sale of non-deposit investment products, such as mutual funds and annuities and from a decrease in fee income from service charges on deposit accounts. Additionally, for three-months ended March 31, 2005, the Company sold securities available for sale, primarily common stocks, and realized net pre-tax gains of $47 thousand, as compared to net pre-tax gains of $60 thousand for three-months ended March 31, 2004. Also, during three-months ended March 31, 2005, the Company sold fixed-rate mortgage loans, with servicing retained by the Bank, and recognized a pre-tax gain on the sale of $6 thousand, on a substantially reduced volume of loans sold, as compared to a pre-tax gain of $84 thousand, for three-months ended March 31, 2004. Operating expenses increased by $42 thousand, or 2.1%, to $2.0 million for three-months ended March 31, 2005 as compared to three-months ended March 31, 2004. The primary reasons of for the increase in operating expenses were due to increases in occupancy and equipment expenses relating to utilities, snow removal and software maintenance, along with general increases in staff salaries and data processing expenses. For three-months ended March 31, 2005, miscellaneous income increased by $28 thousand, or 45.2%, to $90 thousand, from $62 thousand for three-months ended March 31, 2004. The primary reason for the increase was due to insurance proceeds received from a Bank-owned life insurance policy for a former director of the Company. With regard to the Bank's net interest income, it increased by $48 thousand, or 2.3% for three-months ended

March 31, 2005, as compared to three-months ended March 31, 2004 primarily because of changes in volume. The Company's net interest margin, expressed as a percentage of average interest-earning assets, declined by 0.20%, to 3.29% for three-months ended March 31, 2005, from 3.49%, for three-months ended March 31, 2004. There was a $48 thousand credit provision for loan loss for three-months ended March 31, 2005 as compared to a $10 thousand provision for loan loss for three-months ended March 31, 2004 that primarily reflects an improvement in the credit quality of specific commercial loans for which a portion of the allowance for loan losses had been allocated.

      The following schedule of the Bank's net interest rate spread and net interest margin for the periods indicated is based upon average balances and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:


                                            Three Months Ended
                                                 March 31,         Increase
                                            ------------------    (decrease)
                                              2005     2004           (7)
                                              ----     ----       ----------

Interest-earning assets:
  Short-term investments (1)                  2.69%    0.82%         1.87%
  Investment securities (2)                   3.95%    3.82%         0.13%
  Loans (3)                                   5.25%    5.39%        -0.13%
      Total interest-earning assets           4.83%    4.68%         0.15%

Interest-bearing liabilities:
  NOW accounts                                0.13%    0.11%         0.01%
  Savings accounts (4)                        1.34%    1.03%         0.31%
  Money market deposit accounts               0.95%    0.98%        -0.02%
  Certificate of deposit accounts             2.42%    2.05%         0.37%
      Total interest-bearing deposits         1.51%    1.21%         0.31%
  Borrowed funds                              3.53%    5.16%        -1.64%
      Total interest-bearing liabilities      1.80%    1.40%         0.40%

Net interest rate spread (5)(7)               3.04%    3.28%        -0.24%
Net interest margin (6)                       3.29%     3.49%       -0.20%

<F1>  Short-term investments include federal funds sold.
<F2>  All investment securities are considered available for sale.
<F3>  Loans are net of deferred loan origination costs (fees), allowance or loan losses, discount/premium on purchased loans and unadvanced funds.
<F4>  Savings accounts include the balance in mortgagors' escrow accounts.
<F5>  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
<F6>  Net interest margin represents net interest income as a percentage of average interest-earning assets.
<F7>  Columns and rows may not add do to small rounding variances.

      Interest and Dividend Income: The Bank's interest and dividend income increased by $331 thousand, or 12.0%, to $3.1 million for three-months ended March 31, 2005 from $2.7 million for March 31, 2004. The increase was primarily due to the combination of an increase in the average volume of interest-earning assets offset, to a lesser extent, by lower rates earned on average interest-earning assets. The average volume of interest-earning assets for three-months ended March 31, 2005 increased to $254.8 million as compared to an average volume of $234.8 million for three-months ended March 31, 2004. Additionally, the Bank's average interest rate earned on all interest-earning assets increased by 0.15%, to 4.83% for three-months ended March 31, 2005 from 4.68% for three-months ended March 31, 2004. The funding source for the increase in the average volume of interest-earning assets was primarily from increases in borrowed funds, offset to a lesser extent by a decrease in the average volume of short-term investments and investment securities. The average balance of investment securities for three-months ended March 31, 2005 decreased to $74.1 million, earning 3.95% as compared to an average balance of $89.9 million, earning 3.82% for three-months ending March 31, 2004. The average balance of short-term investments for three-months ended March 31, 2005 declined to $3.7 million earning 2.69% as compared to an average balance of $5.3 million earning 0.82% for three-months ending March 31, 2004. The higher interest rate reflects increases in short-term rates by the Federal Open Market Committee (the "FOMC"). The average balance of loans for three-months ended March 31, 2005, increased to $177.0 million earning 5.25%, as compared to an average balance of $139.6 million earning 5.39% for three-months ending March 31, 2004. While the average volume of residential and commercial loans increased, the Bank continued to experience a decline in its rate of interest earned on loans primarily due to new loan volume being granted at rates below the average rates earned on the portfolio as a whole.

      Interest Expense: Primarily reflecting recent increases in rates by the FOMC, total interest expense increased by $283 thousand, or 40.4%, to $983 thousand for three-months ended March 31, 2005, from $700 thousand for three-months ended March 31, 2004. The increase in interest expense was mainly due to higher interest rates paid on tiered-rate savings and certificate of deposit accounts, offset, to a lesser extent by a decline in average rate of interest paid on borrowings from the FHLB. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and borrowings) increased to $219.0 million, with a cost of 1.80%, for three-months ended March 31, 2005 as compared to $199.7 million, with a cost of 1.40%, for three-months ending March 31, 2004. The average volume of interest-bearing deposits declined to $188.2 million, with a cost of 1.51%, for three-months ended March 31, 2005 as compared to an average balance of $189.8 million, with a cost of 1.21%, for three-months ended March 31, 2004. Within the category of interest-bearing deposits, the average balance of certificate of deposit accounts increased by $3.0 million, while the average balance of NOW, savings and money market accounts declined by $4.6 million. The decrease in NOW, savings and money market accounts was due to the relative attractiveness of time deposits and alternative investments in the marketplace. During this period of interest-bearing deposit decline, the Bank has utilized alternative sources of funds by increasing its borrowing from the FHLB. The average balance of borrowings increased to $30.8 million, with an average cost of 3.53%, for three-months ended March 31, 2005, as compared to an average balance of $9.9 million, with an average cost of 5.16%, for three-months ended March 31, 2004. The increase in average borrowing from the FHLB primarily funded the growth in residential and commercial loans.

      Net Interest Income: The Bank's net interest income increased by $48 thousand, or 2.3%, for three-months ended March 31, 2005, to $2.1 million compared to $2.0 million for three-months ended March 31, 2004. The increase was primarily attributed to the combination of an increase in interest and dividend income of $331 thousand and an increase in interest expense of $283 thousand. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, declined by 0.24% to 3.04% for three-months ended March 31, 2005 as compared to 3.28% for three-months ended March 31, 2004.

      (Credit) Provision for Loan Losses: The Bank recorded a $48 thousand (credit) provision for loan losses for three-months ended March 31, 2005 compared to a $10 thousand provision for loan losses for three-months ended March 31, 2004. The (credit) provision for loan losses was a result of management's periodic analysis of risks inherent in its loan portfolio as well as the adequacy of the allowance for loan losses. It is the Bank's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. The (credit) provision for loan losses during the quarter end March 31, 2005, primarily reflects an improvement in the credit quality of specific commercial loans for which a portion of the allowance for loan losses had been allocated. As the Bank expands its commercial lending activities, management believes that growth in the allowance for loan losses may be likely. Additionally, while management believes it continues to have excellent loan quality, the Bank recognizes that it is located in a market and geographic area that is considered in the high technology and financial services belt and, most likely, the Bank's allowance for loan loss will reflect the relative health of these economic sectors. While management believes it's current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance for loan losses.

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of mortgages and the sale of securities available for sale, and income from bank-owned life insurance ("BOLI"). Total other income declined by $94 thousand, or 23.8%, to $301 thousand for three-months ended March 31, 2005, from $395 thousand for three-months ended March 31, 2004. During three-months ended March 31, 2005, the Company sold fixed-rate mortgage loans, with servicing retained by the Bank, and recognized a pre-tax gain on the sale of $6 thousand, on a substantially reduced volume of loans sold, as compared to a pre-tax gain of $84 thousand, for three-months ended March 31, 2004. Income from customer service fees decreased by $31 thousand, or 16.4%, to $158 thousand for three-months ended March 31, 2005 as compared to $189 thousand for three-months ended March 31, 2004, primarily from a decrease in fee income from the sale of non-deposit investment products, such as mutual funds and annuities and from a decrease in fee income from service charges on deposit accounts. Additionally, for three-months ended March 31, 2005, the Company sold securities available for sale, primarily common stocks, and realized net pre-tax gains of $47 thousand, as compared to net pre-tax gains of $60 thousand for three-months ended March 31, 2004. Miscellaneous income increased by $28 thousand, or 45.2%, to $90 thousand for three-months ended March 31, 2005, from $62 thousand for three-months ended March 31, 2004, primarily from an increase in insurance proceeds from a Bank Owned Life Insurance policy for a former director of the Company.

      Operating Expenses: Compared to three-months ended March 31, 2004, three-months ended March 31, 2005 operating expenses increased by $42 thousand, or 2.1%, to $2.0 million. Operating expenses as a percent of average assets were 2.99% for three-months ended March 31, 2005 as compared to 3.18% for three-months ended March 31, 2004. The primary reasons for the increase in operating expenses were due to increases in occupancy and equipment expenses along with general increases in staff salaries and data processing expenses. Occupancy expenses increased by $22 thousand, or 6.7% to $189 thousand for three-months ended March 31, 2005 as compared to $174 for three-months ended March 31, 2004. This increase is a result of an additional expenses related to utilities, snow removal and software maintenance, offset to a lesser extent by a reduction in depreciation, rent and other occupancy costs associated with the April 2004 closing of a Shrewsbury branch office located in the Shaw's Supermarket. Salary and employee benefit expenses increased by $21 thousand, or 2.0%, to $1.1 million for three-months ended March 31, 2005 as compared to three-months ended March 31, 2004. The Bank is allowed to defer certain operating costs, primarily salaries, related to originating loans. As a result of a general increase in lending volume, the reduction in salary costs associated with the closing of new residential, commercial and construction loans has increased to $31 thousand for three-months ended March 31, 2005 as compared to $19 thousand for three-months ended March 31, 2004. These deferred costs are considered yield adjustments, and are subsequently charged to interest income over the life of each loan. While expenses relating to the Bank's supplemental employee retirement plan and recruitment expenses increased, the Bank experienced a reduction in officers' salaries for the three-months ended March 31, 2005 as compared to three-months ended March 31, 2004. Data processing expenses increased $15 thousand, or 8.6%, to $189 thousand for three-months ended March 31, 2005, as compared to $174 thousand for three-months ended March 31, 2004 primarily due to a higher level of services provided by the data processing vendor. Marketing and advertising expense increased by $8 thousand, to $54 thousand, for three-months ended March 31, 2005 as compared to $46 thousand, for three-months ended March 31, 2004, primarily as a result of an increase in expenses relating to print, radio and cable television advertising, as well as expenses relating to a service quality survey. Professional fees increased by $2 thousand, to $89 thousand, for three-months ended March 31, 2005 as compared to $87 thousand for three-months ended March 31, 2004. Other general and administrative expenses decreased by $26 thousand, to $283 thousand for three-months ended March 31, 2005 as compared to $309 thousand for three-months ended March 31, 2004 primarily as a result of a decrease in consulting expenses, offset, to a lesser degree by an increase in supplies and printing related to regulatory disclosure forms.

      Income Taxes: Income before provision for income taxes declined by $30 thousand, to $401 for three-months ended March 31, 2005 as compared to $431 thousand for three-months ended March 31, 2004. Primarily a result of this decline, the provision for income taxes declined by $18 thousand, to $114 thousand, for three-months ended March 31, 2005 as compared to $132 thousand for three-months ended March 31, 2004. The effective income tax rate was 28.4% and 30.6% for three-months ended March 31, 2005 and three-months ended March 31, 2004, respectively. In addition, the Bank utilizes a wholly-owned security investment subsidiary, receives the benefit of a dividends received deduction on common stock held and receives favorable tax treatment from the increase in the cash surrender value of BOLI.

Comparison of Operating Results for Six-Months Ended March 31, 2005 and 2004

      Net Income: The Company reported earnings per share (dilutive) for six-months ended March 31, 2005 of $0.40 on net income of $626 thousand, as compared to $0.41 per share (dilutive) on net income of $648 thousand for six-months ended March 31, 2004. For six-months ended March 31, 2005, net income decreased by $22 thousand, or 3.4%, to $626 thousand, as compared to $648 thousand, for six-months ended March 31, 2004. The Company's return on average assets was 0.46% for six-months ended March 31, 2005 as compared to 0.51% for six-months ended March 31, 2004.

      The decrease in net income for six-months ended March 31, 2005 was due primarily to an increase in operating expenses, a decline in customer service fees, a decline in gains on sales of securities available for sale and a decline in gains on the sale of mortgages, offset, by an increase in net interest income, a credit provision for loan losses and an increase in miscellaneous income. For six-months ended March 31, 2005, operating expenses increased by $153 thousand, or 3.9%, to $4.1 million, from $3.9 million for six-months ended March 31, 2004. The primary reasons for the increase in operating expenses were due to higher marketing costs associated with cable television and newspaper advertising expenses and an increase in printing expenses. Salaries and employee benefits increased by $32 thousand, or 1.5%, to $2.1 million for six-months ended March 31, 2005 as compared to six-months ended March 31, 2004 primarily as a result of fees paid for the recruitment of a controller and commercial loan officer, higher levels of sales incentive compensation related to loan production and officer and director benefits expenses. As a result of a higher level of services provided, data processing expenses increased by $20 thousand, or 5.7%, to $368 thousand for six-months ended March 31, 2005 as compared to $348 thousand. Other general and administrative expenses increased by $50 thousand, or 7.6%, to $709 thousand for six-months ended March 31, 2005 as compared to six-months ended March 31, 2004 primarily as a result of an increase in regulatory forms and director meeting and retainer fees. Professional fees increased by $16 thousand, or 11.5%, to

$155 thousand for six-months ended March 31, 2005 as compared to six-months ended March 31, 2004. The primary reasons for the increase were increases in legal expenses and, to a lesser extent, audit expenses. Customer service fees declined by $53 thousand, or 14.5%, to $312 thousand for the six-months ended March 31, 2005 as compared to $365 thousand for six-months ended March 31, 2004, primarily due to the recognition of a non-refundable $71 thousand prepayment fee from the payment in full of a $2.6 million commercial loan in 2004. Also for six-months ended March 31, 2005, the Company sold fixed-rate mortgage loans, with servicing retained by the Bank, and recognized a pre-tax gain on the sale of $6 thousand, on a substantially reduced volume of loans sold, as compared to a pre-tax gain of $87 thousand for six-months ended March 31, 2004. Additionally, the Company sold securities available for sale, primarily common stocks, and realized net pre-tax gains of $49 thousand, as compared to net pre-tax gains of $58 thousand for six-months ended March 31, 2004. Miscellaneous income increased by $23 thousand, or 17.2% to $157 thousand for six-months ended March 31, 2005 as compared to $134 thousand for six-months ended March 31, 2004 primarily as a result of insurance proceeds received from a Bank Owned Life Insurance policy for a former director of the Company. Net interest income increased by $10 thousand, or 0.2%, to $4.3 million, for six-months ended March 31, 2005, as compared to $4.3 million for six-months ended March 31, 2004 primarily due to changes in volume. The Company's net interest margin, expressed as a percentage of average interest-earning assets, declined by 0.19%, to 3.40% for six-months ended March 31, 2005, from 3.59%, for six-months ended March 31, 2004. There was a $173 thousand credit provision for loan loss for six-months ended March 31, 2005 as compared to a $40 thousand provision for loan loss for six-months ended March 31, 2004 and primarily reflects an improvement in the credit quality of specific commercial loans for which a portion of the allowance for loan losses had been allocated.

      The following schedule of the Bank's net interest rate spread and net interest margin for the periods indicated is based upon average balances and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:


                                            Six Months Ended
                                                March 31,        Increase
                                            ----------------    (decrease)
                                              2005      2004        (7)
                                              ----      ----    ----------

Interest-earning assets:
  Short-term investments (1)                 1.97%     0.82%       1.14%
  Investment securities (2)                  3.94%     3.99%      -0.05%
  Loans (3)                                  5.28%     5.50%      -0.23%
      Total interest-earning assets          4.83%     4.82%       0.00%

Interest-bearing liabilities:
  NOW accounts                               0.12%     0.10%       0.03%
  Savings accounts (4)                       1.26%     1.06%       0.20%
  Money market deposit accounts              0.97%     1.00%      -0.04%
  Certificate of deposit accounts            2.31%     2.12%       0.19%
      Total interest-bearing deposits        1.41%     1.24%       0.17%
  Borrowed funds                             3.50%     5.02%      -1.52%
      Total interest-bearing liabilities     1.68%     1.44%       0.23%

Net interest rate spread (5)(7)              3.15%     3.38%      -0.23%
Net interest margin (6)                      3.40%     3.59%      -0.20%

<F1>  Short-term investments include federal funds sold.
<F2>  All investment securities are considered available for sale.
<F3>  Loans are net of deferred loan origination costs (fees), allowance for loan losses, discount/premium on purchased loans and unadvanced funds.
<F4>  Savings accounts include the balance in mortgagors' escrow accounts.
<F5>  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
<F6>  Net interest margin represents net interest income as a percentage of average interest-earning assets.
<F7>  Columns and rows may not add do to small rounding variances.

      Interest and Dividend Income: The Bank's interest and dividend income increased by $348 thousand, or 6.1%, to $6.1 million for six-months ended March 31, 2005 as compared to $5.7 million for six-months ended March 31, 2004. The increase was due to the combination of an increase in the average volume of interest-earning assets and to a lesser extent, by slightly higher rates earned on average interest-earning assets. The Bank's average interest rate earned on all interest-earning assets increased by 0.01% to 4.83% for six-months ended March 31, 2005 from 4.82% for six-months ended March 31, 2004. However, the average volume of interest-earning assets for six-months ended March 31, 2005 increased to $251.5 as compared to an average volume of $237.3 million for six-months ended March 31, 2004. This $14.2 million increase in average volume of interest-earning assets was primarily the result of real estate loan growth funded by FHLB advances.

      The average balance of investment securities for six-months ended March 31, 2005 decreased to $74.6 million, earning 3.94% as compared to an average balance of $90.3 million, earning 3.99% for six-months ending March 31, 2004. The average balance of short-term investments for six-months ended March 31, 2005 declined to $4.2 million earning 1.97% as compared to an average balance of $5.1 million earning 0.82% for six-months ending March 31, 2004. The average balance of loans for six-months ended March 31, 2005, increased to $172.7 million earning 5.28%, as compared to an average balance of $141.8 million earning 5.50% for six-months ending March 31, 2004. While the average volume of loans increased the Bank experienced a decline in its rate of interest earned on loans primarily in response to the general decline in market-based interest rates offered on new loans granted during the period, a decline in the rates of interest charged on adjustable-rate loans which were subject to contractual adjustment during the period, loan sales and unscheduled customer refinancing and renegotiations of existing loan interest rates.

      Interest Expense: Total interest expense increased by $338 thousand, or 23.2%, to $1.8 million for six-months ended March 31, 2005, from $1.5 million for six-months ended March 31, 2004. The increase in interest expense was primarily due to higher interest rates paid on interest-bearing liabilities and an increase in the average volume of FHLB borrowings. The average volume of all interest-bearing liabilities increased to $215.0 million, with a cost of 1.67%, for six-months ended March 31, 2005 as compared to $202.9 million, with a cost of 1.44%, for six-months ending March 31, 2004. Within this category of interest-bearing liabilities, the average volume of interest-bearing deposits decreased to $188.2 million, with a cost of 1.41%, for six-months ended March 31, 2005 as compared to $192.5 million, with a cost of 1.24%, for six-months ended March 31, 2004. The average balance of borrowings increased to $26.9 million, with an average cost of 3.50%, for six-months ended March 31, 2005, as compared to an average balance of $10..4 million, with an average cost of 5.02%, for six-months ended March 31, 2004. The increase in average borrowing from the FHLB has funded the continued demand for residential and commercial loans, over the past six months, and to a lesser extent the decline in interest-bearing deposits.

      Net Interest Income: The Bank's net interest income increased by $10 thousand, or 0.2%, for six-months ended March 31, 2005, to $4.3 million, as compared to six-months ended March 31, 2004. As noted above, the increase was primarily attributed to the combination of an increase in interest and dividend income of $348 thousand, offset, to a lesser extent by a increase in interest expense of $338 thousand. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, decreased by 0.23%, to 3.15% for six-months ended March 31, 2005 as compared to 3.38% for six-months ending March 31, 2004.

      (Credit) Provision for Loan Losses: The Bank recorded a $173 thousand (credit) provision for loan losses for six-months ended March 31, 2005 compared to $40 thousand provision for six-months ended March 31, 2004. The (credit) provision for loan losses is a result of management's periodic analysis of risks inherent in its loan portfolio as well as the adequacy of the allowance for loan losses. It is the Bank's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. As the Bank expands its commercial lending activities, management believes that growth in the allowance for loan losses may be likely. Additionally, while management believes it continues to have excellent loan quality, the Bank recognizes that it is located in a market and geographic area that is considered in the high technology and financial services belt and, most likely, the Bank's allowance for loan loss will reflect the relative health of these economic sectors. While management believes it's current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance for loan losses.

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of mortgages and the sale of securities available for sale, and income from bank-owned life insurance ("BOLI"). Total other income decreased by $120 thousand, or 18.6%, to $524 thousand for six-months ended March 31, 2005, from $644 thousand for six-months ended March 31, 2004. Customer service fees declined by $53 thousand, or 14.5%, to $312 thousand for the six-months ended March 31, 2005 as compared to $365 thousand for six-months ended March 31, 2004, primarily due to the recognition of a non-refundable $71 thousand prepayment fee from the payment in full of a $2.6 million commercial loan in December 2003. Also for six-months ended March 31, 2005, the Company sold fixed-rate mortgage loans, with servicing retained by the Bank, and recognized a pre-tax gain on the sale of $6 thousand, on a substantially reduced volume of loans sold, as compared to a pre-tax gain of $87 thousand for six-months ended March 31, 2004. The Company sold securities available for sale, primarily common stocks, and realized net pre-tax gains of $49 thousand, as compared to net pre-tax gains of $58 thousand for six-months ended March 31, 2004. Miscellaneous income increased by $23 thousand, or 17.2% to $157 thousand for six-months ended March 31, 2005 as compared to $134 thousand for six-months ended March 31, 2004 primarily as a result of insurance proceeds received from a Bank Owned Life Insurance policy for a former director of the Company.

      Operating Expenses: For six-months ended March 31, 2005, operating expenses increased by $153 thousand, or 3.9%, to $4.1 million, from $3.9 million for six-months ended March 31, 2004. Salaries and employee benefits increased by $32 thousand, or 1.5%, to $2.1 million for six-months ended March 31, 2005 as compared to six-months ended March 31, 2004 primarily as a result of higher levels of sales incentive compensation related to loan production, higher levels of medical insurance expense and officer and director benefits expenses. As a result of a higher level of services provided, data processing expenses increased by $20 thousand, or 5.7%, to $368 thousand for six-months ended March 31, 2005 as compared to $348 thousand for six-month ended March 31, 2004. Other general and administrative expenses increased by $50 thousand, or 7.6%, to $709 thousand for six-months ended March 31, 2005 as compared to $659 thousand for six-months ended March 31, 2004 primarily as a result of an increase in regulatory disclosure forms and director meeting and retainer fees. Marketing and advertising expenses increased by $38 thousand, or 51.4% to $112 thousand for six-months ended March 31, 2005 as compared to $74 thousand for six-months ended March 31, 2004 primarily as a result of an increase in cable television and newspaper advertising expenses. Professional fees increased by $16 thousand, or 11.5%, to $155 thousand for six-months ended March 31, 2005 as compared to $139 thousand for six-months ended March 31, 2004. The primary reasons for the increase were increases in legal expenses and, to a lesser extent, audit expense.

      Income Taxes: Income before provision for income taxes decreased by $50 thousand, to $897 thousand for six-months ended March 31, 2005 as compared to $947 thousand for six-months ended

March 31, 2004. Primarily a result of this decrease, the provision for income taxes increased by $28 thousand, to $271 thousand, for six-months ended March 31, 2005 as compared to $299 thousand for six-months ended March 31, 2004. The effective income tax rate was 30.2% and 31.6% for six-months ended March 31, 2005 and six-months ended March 31, 2004, respectively. In addition, the Bank utilizes a wholly-owned security investment subsidiary, receives the benefit of a dividends received deduction on common stock held and receives favorable tax treatment from the increase in the cash surrender value of BOLI.

Liquidity and Capital Resources

      The term "liquidity" refers to the Bank's ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. The Bank's primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by the Bank's operations. The Bank also borrows money from time to time from the FHLB as part of its management of interest rate risk and to even out cyclical patterns of loan demand.

      Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

      The Bank's primary investing activities are the origination of one-to four-family real estate and other loans and the purchase of securities. During six-months ended March 31, 2005, the Bank originated loans of $39.2 million, experienced principal repayments on loans of $21.9 million and sold $292 thousand of 30 year fixed-rate loans. The Bank purchased securities of $4.5 million, while sales and calls on securities provided $2.0 million and principal payments on mortgage-backed securities provided an additional $2.8 million. There were $1.5 million of securities that matured during six-months ended March 31, 2005. During six-months ended March 31, 2005, the Bank experienced a net increase in deposits of $1.4 million. While non-time deposits such as savings, money market deposit accounts and checking account balances declined over the recent six months ended March 31, 2005 the Bank experienced an increase in time deposits such as certificates of deposit, as customers moved their funds into relatively higher earning deposit accounts. These investing activities were financed primarily by a net increase in FHLB borrowing of $9.9 million and by a net decrease in cash and cash equivalents of $3.0 million during six-months ended March 31, 2005.

      Certificate of deposit accounts scheduled to mature within one year were $33.5 million at March 31, 2005. Based on the Bank's historical deposit retention experience and current pricing strategy and enhanced product offerings, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. The Bank introduced a new certificate of deposit that will permit the certificate holder a one-time option to have the interest rate "stepped-up" to the then current rate offered by the Bank on a similar certificate for the remaining term of the original certificate of deposit. The Bank promotes this certificate of deposit and has introduced other certificates of deposit programs which it believes will enhance deposit retention and attract new depositors as well.

      The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund, the Federal Deposit Insurance Corporation and other available reports, which compare the Bank's liquidity with banks in the state and in its peer group. The Bank anticipates that it will have sufficient funds to meet its current funding commitments. At March 31, 2005, the Bank had $31.4 million in outstanding borrowing from the FHLB and, based upon estimated eligible collateral that could be pledged with the FHLB, the Bank had additional borrowing capacity of $60.3 million at

March 31, 2005.

      At March 31, 2005, the Company's capital to assets ratio was 10.35% and it exceeded applicable regulatory capital requirements. Further, it does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended March 31, 2005.


-----------------------------------------------------------------------------------------------
                                                                                (d) Maximum
                                                             (c) Total          Number (or
                                                             Number of          Approximate
                                                             Shares (or         Dollar Value)
                                                             Units)             of Shares (or
                            (a) Total                        Purchased as       Units) that may
                            Number of                        Part of            yet be
                            Shares (or    (b) Average        Publicly           Purchased under
                            Units)        Price Paid per     Announced Plans    the Plans or
Period                      Purchased     Share (or Unit)    or Programs        Programs
-----------------------------------------------------------------------------------------------

January 1, 2005 through         0               0                  0               79,069(1)
 January 31, 2005
-----------------------------------------------------------------------------------------------
February 1, 2005 through        0               0                  0               79,069
 February 28, 2005
-----------------------------------------------------------------------------------------------
March 1, 2005 through           0               0                  0               79,069
 March 31, 2005
-----------------------------------------------------------------------------------------------
Total                           0               0                  0               79,069
-----------------------------------------------------------------------------------------------

<F1>  In September 2000, the Massachusetts Division of Banks approved a share repurchase program which authorized the repurchase of up to 79,069 shares. The program will continue until the repurchase of the 79,069 shares is complete.

Item 3.  Defaults upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

Westborough Financial Services, Inc. (the "Company") held its annual meeting of stockholders on January 27, 2005 (the "Meeting"). All of the proposals submitted to the stockholders at the Meeting were approved. The proposals submitted to stockholders and the tabulation of votes for each proposal is as follows:

1. Election of six directors of the Company. The number of votes cast with respect to this matter was as follows:

      Nominee                    For       Withheld    Broker Non-Votes
      Edward S. Bilzerian     1,430,823     40,750             0
      Jeffrey B. Leland       1,463,273      8,300             0
      Paul F. McGrath         1,469,323      2,250             0
      Charlotte C. Spinney    1,466,823      4,750             0
      Phyllis A. Stone        1,466,823      4,750             0
      James E. Tashjian       1,469,323      2,250             0


Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

            Exhibit 31.1: Rule 13a-14(a)/15d-14(a) Certifications

            Exhibit 32.1: Section 1350 Certifications

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westborough Financial Services, Inc.

Date:  May 16, 2005                    By: /s/ Joseph F. MacDonough
                                           ------------------------
                                           President and Chief Executive
                                           Officer

Date:  May 16, 2005                    By: /s/ John L. Casagrande
                                           ----------------------
                                           Senior Vice-President, Treasurer
                                           and Clerk