Form 10QSB
period 2005-06-30
WESTBOROUGH FINANCIAL SERVICES INC
filed 2005-08-15
CIK 1087843

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                  SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2005

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                  SECURITIES EXCHANGE ACT OF 1934

               For the transition period from       To
                                              -----    -----

                      Commission file number: 000-27997

                    Westborough Financial Services, Inc.
      (Exact name of small business issuer as specified in its charter)

Massachusetts                                              04-3504121
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

YES   X     NO
    ----        -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                       Outstanding as of August 8, 2005
              -----                       --------------------------------

   Common Stock, par value $0.01                      1,594,174

Transitional Small Business Disclosure Format (check one):

YES         NO   X
    ----       ----

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

                    WESTBOROUGH FINANCIAL SERVICES, INC.

                               AND SUBSIDIARY


INDEX

PART I: FINANCIAL INFORMATION                                             1

Item 1. Financial Statements                                              1

      Consolidated Balance Sheets                                         1

      Consolidated Statements of Income                                   2

      Consolidated Statements of Changes in Stockholders' Equity          3

      Consolidated Statements of Cash Flows                               4

Notes to Unaudited Consolidated Financial Statements                      5

Item 2. Management's Discussion and Analysis on Financial Condition
           and Results of Operation.                                      8

Item 3. Controls and Procedures.                                         20

PART II. OTHER INFORMATION                                               21

Item 1. Legal Proceedings.                                               21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.     21

Item 3. Defaults upon Senior Securities                                  21

Item 4. Submission of Matters to a Vote of Security Holders.             21

Item 5. Other Information.                                               22

Item 6. Exhibits and Reports on Form 8-K                                 22

SIGNATURES                                                               23

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

             Westborough Financial Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                           (Dollars in thousands)


                                                                        June 30,     September 30,
                                                                          2005           2004
                                                                        --------     -------------
                                                                               (unaudited)

Assets
  Cash and due from banks                                               $  3,256       $  4,528
  Federal funds sold                                                       3,584          3,584
  Short-term investments                                                     999          1,059
                                                                        --------       --------
      Total cash and cash equivalents                                      7,839          9,171

  Securities available for sale                                           70,463         72,959
  Federal Home Loan Bank stock, at cost                                    2,467          2,042
  Loans, net of allowance for loan losses of
   $785 and $950, respectively                                           184,814        165,288
  Banking premises and equipment, net                                      6,148          6,437
  Accrued interest receivable                                              1,152          1,050
  Deferred income taxes                                                      941            765
  Bank owned life insurance                                                6,063          5,746
  Other assets                                                               554            552
                                                                        --------       --------
      Total assets                                                      $280,441       $264,010
                                                                        ========       ========

Liabilities and Stockholders' Equity
  Deposits                                                              $214,846       $211,710
  Short-term borrowings                                                        0          3,500
  Long-term borrowings                                                    34,000         18,000
  Mortgagors' escrow accounts                                                354            312
  Accrued expenses and other liabilities                                   2,305          1,783
                                                                        --------       --------
      Total liabilities                                                  251,505        235,305
                                                                        --------       --------

Commitments and Contingencies

Preferred stock, $.01 par value, 1,000,000 shares
 authorized, none outstanding                                                  0              0
Common stock, $.01 par value, 5,000,000 shares authorized,
 1,594,174 and 1,589,574 issued and outstanding, respectively                 16             16
Additional paid-in capital                                                 4,967          4,843
Retained earnings                                                         24,711         24,198
Accumulated other comprehensive (loss) income                               (328)           159
Unearned compensation-RRP (7,509 and 10,859 shares, respectively)           (150)          (209)
Unearned compensation-ESOP (27,992 and 30,202 shares, respectively)         (280)          (302)
                                                                        --------       --------
      Total stockholders' equity                                          28,936         28,705
                                                                        --------       --------
      Total liabilities and stockholders' equity                        $280,441       $264,010
                                                                        ========       ========


See accompanying notes to unaudited consolidated financial statements

             Westborough Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Income
                (Dollars in thousands, except per share data)


                                                                       Three Months Ended           Nine Months Ended
                                                                           June 30,                    June 30,
                                                                    -----------------------     -----------------------
                                                                      2005          2004          2005          2004
                                                                      ----          ----          ----          ----
                                                                          (unaudited)                 (unaudited)

Interest and dividend income:
  Interest and fees on loans                                        $   2,412     $   1,890     $   6,969     $   5,786
  Interest and dividends on investment securities                         727           938         2,196         2,739
  Interest on federal funds sold                                           26             7            55            22
  Interest on short term investments                                        8             3            19             9
                                                                    ---------     ---------     ---------     ---------
      Total interest and dividend income                                3,173         2,838         9,239         8,556
                                                                    ---------     ---------     ---------     ---------

Interest expense:
  Interest on deposits                                                    787           557         2,113         1,756
  Interest on borrowings                                                  326           177           796           437
                                                                    ---------     ---------     ---------     ---------
      Total interest expense                                            1,113           734         2,909         2,193
                                                                    ---------     ---------     ---------     ---------
Net interest income                                                     2,060         2,104         6,330         6,363
Provision (credit) for loan losses                                          0            30          (173)           70
                                                                    ---------     ---------     ---------     ---------
Net interest income, after provision (credit) for loan losses           2,060         2,074         6,503         6,293
                                                                    ---------     ---------     ---------     ---------

Other income:
  Customer service fees                                                   139           159           452           523
  Gain on sales and calls of securities available for sale, net             0            31            49            89
  Gain on sales of mortgages                                              159             0           165            87
  Miscellaneous                                                            40            59           196           194
                                                                    ---------     ---------     ---------     ---------
      Total other income                                                  338           249           862           893
                                                                    ---------     ---------     ---------     ---------

Operating expenses:
  Salaries and employee benefits                                        1,132         1,083         3,241         3,160
  Occupancy and equipment                                                 261           300           879           920
  Data processing expenses                                                190           166           558           514
  Marketing and advertising                                                72            80           184           154
  Professional fees                                                       168            53           323           192
  Other general and administrative                                        313           348         1,018         1,006
                                                                    ---------     ---------     ---------     ---------
      Total operating expenses                                          2,136         2,030         6,203         5,946
                                                                    ---------     ---------     ---------     ---------
Income before provision for income taxes                                  262           293         1,162         1,240
Provision for income taxes                                                 91            83           362           382
                                                                    ---------     ---------     ---------     ---------
Net income                                                          $     171     $     210     $     800     $     858
                                                                    =========     =========     =========     =========

Number of weighted average shares outstanding-Basic                 1,558,305     1,546,958     1,551,800     1,540,744
Earnings per share-Basic                                            $    0.11     $    0.14     $    0.52     $    0.56
Number of weighted average shares outstanding-Dilutive              1,572,796     1,568,791     1,570,867     1,566,070
Earnings per share-Dilutive                                         $    0.11     $    0.13     $    0.51     $    0.55


See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
         Consolidated Statements of Changes in Stockholders' Equity
                           (Dollars in thousands)


                                                                                 Accumulated
                                                           Additional               Other       Unearned      Unearned
                                                    Common  Paid-in    Retained Comprehensive Compensation- Compensation-
                                                    Stock   Capital    Earnings Income (Loss)      RRP          ESOP       Total
                                                    ------ ----------  -------- ------------- ------------- -------------  -----

Balance at September 30, 2003                        $16     $4,706    $23,325     $ 1,290       ($288)        ($331)     $28,718
                                                                                                                          -------

Comprehensive loss:
  Net income                                           0          0        858           0           0             0          858
  Change in net unrealized gain on
   securities available for sale, net of
    Reclassification adjustment and tax effects        0          0          0      (1,638)          0             0       (1,638)
                                                                                                                          -------
      Total comprehensive loss                                                                                               (780)
                                                                                                                          -------
Cash dividends declared and paid ($0.15 per share)     0          0       (238)         0            0             0         (238)
ESOP shares released and committed
 to be released (2,210 shares)                         0         53         0           0            0            22           75
Amortization of RRP stock (2,850 shares)               0          0         0           0           59             0           59
Issuance of common stock under stock option plan,
 including tax benefits of $22                         0         70         0           0            0             0           70
                                                     ---     ------   -------      ------        -----         -----      -------
Balance at June 30, 2004 (unaudited)                 $16     $4,829   $23,945      $ (348)       ($229)        ($309)     $27,904
                                                     ===     ======   =======      ======        =====         =====      =======

Balance at September 30, 2004                        $16     $4,843   $24,198      $  159        ($209)        ($302)     $28,705
                                                                                                                          -------

Comprehensive income:
  Net income                                           0          0       800           0            0             0          800
  Change in net unrealized gain on
   securities available for sale, net of
   reclassification adjustment and tax effects         0          0         0        (487)           0             0         (487)
                                                                                                                          -------
      Total comprehensive income                                                                                              313
                                                                                                                          -------
Cash dividends declared and paid ($0.18 per share)     0          0      (287)          0            0             0         (287)
ESOP shares released and committed
 to be released (2,210 shares)                         0         41         0           0            0            22           63
Amortization of RRP stock (2,512 shares)               0          0         0           0           59             0           59
Issuance of common stock under stock option plan,
 including tax benefits of $27                         0         83         0           0            0             0           83
                                                     ---     ------   -------      ------        -----         -----      -------
Balance at June 30, 2005 (unaudited)                 $16     $4,967   $24,711      $ (328)       ($150)        ($280)     $28,936
                                                     ===     ======   =======      ======        =====         =====      =======

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                           (Dollars in thousands)


                                                                        Nine Months Ended
                                                                            June 30,
                                                                      ---------------------
                                                                        2005         2004
                                                                        ----         ----

Cash flows from operating activities:
  Net income                                                          $    800     $    858
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    (Credit) provision for loan losses                                    (173)          70
    Net amortization of securities                                         304          406
    Amortization of net deferred loan costs and premiums                    19            6
    Depreciation and amortization expense                                  363          416
    Gain on the sales of mortgages                                        (165)         (87)
    Gain on sales and calls of securities available for sale, net          (49)         (89)
    Increase in accrued interest receivable                               (102)         (16)
    Deferred income tax provision (benefit)                                 60         (122)
    ESOP shares released and committed to be released                       63           75
    Amortization of RRP stock                                               59           59
    Increase in bank-owned life insurance                                  (88)        (160)
    Other, net                                                             520           30
                                                                      --------     --------
      Net cash provided by operating activities                          1,611        1,446
                                                                      --------     --------

Cash flows from investing activities:
  Activity in available-for-sale securities:
    Sales and calls                                                      2,024       11,350
    Maturities                                                           1,700        5,015
    Purchases                                                           (5,575)     (30,307)
    Principal payments                                                   3,369        6,731
  Purchase of Federal Home Loan Bank stock, at cost                       (425)        (364)
  Proceeds from the sale of loans                                        8,214        4,884
  Loan originations, net                                               (27,421)      (9,169)
  Purchase of banking premises and equipment, net                         (74)         (254)
  Premiums paid on bank-owned life insurance                             (229)         (244)
                                                                      --------     --------
      Net cash used by investing activities                           (18,417)      (12,358)
                                                                      --------     --------
Cash flows from financing activities:
  Net decrease in deposits                                              3,136        (1,188)
  Net (decrease) increase in short-term borrowings                     (3,500)        1,000
  Proceeds from Federal Home Loan Bank advances                        17,000        21,250
  Repayment of Federal Home Loan Bank advances                         (1,000)      (13,250)
  Net increase in mortgagors' escrow accounts                              42             6
  Issuance of common stock under stock option plan, net                    83            70
  Dividends paid                                                         (287)         (238)
                                                                      --------     --------
      Net cash provided by financing activities                        15,474         7,650
                                                                      --------     --------

Net change in cash and cash equivalents                                (1,332)       (3,262)

Cash and cash equivalents at beginning of period                        9,171        11,901
                                                                      --------     --------

Cash and cash equivalents at end of period                            $  7,839     $  8,639
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

      2)    Commitments and Contingencies.

      At June 30, 2005, the Bank had residential and commercial loan commitments to borrowers of $3.5 million, commitments for home equity lines of $1.9 million, available home equity lines of credit of $15.0 million, unadvanced funds on commercial lines of credit, overdrafts and participation loans of $1.9 million, unadvanced funds on construction mortgages of $2.7 million and personal overdraft lines of credit of approximately $492 thousand. The Company had no commitments to purchase or sell securities at June 30, 2005. See also Part II, Item I. Legal proceedings.

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


                                               Three Months Ended     Nine Months Ended
                                                    June 30,              June 30,
                                               ------------------     -----------------
                                                2005      2004         2005      2004
                                                ----      ----         ----      ----

Net income                     As reported      $ 171     $ 210        $ 800     $ 858
                               Pro forma        $ 164     $ 203        $ 780     $ 838

Basic earnings per share       As reported      $0.11     $0.14        $0.52     $0.56
                               Pro forma        $0.11     $0.13        $0.50     $0.54

Diluted earnings per share     As reported      $0.11     $0.13        $0.51     $0.55
                               Pro forma        $0.10     $0.13        $0.50     $0.54

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

      The Company will be required to apply SFAS 123(R) as of the beginning of its first interim period of its first fiscal year that begins after December 15, 2005, which will be October 1, 2006. SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R). Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123. The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt SFAS 123(R).

      4)    Pension Plan

      The Bank provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis, and are fully vested after three years of service.

      The components of net periodic pension cost are as follows:


(Dollars in thousands)        Three months ended June 30,     Nine months ended June 30,
                              ---------------------------     --------------------------
                                    2005       2004               2005        2004
                                    ---------------               ----------------

Service cost                        $ 50       $ 49               $ 151       $ 146
Interest cost                         47         48                 141         144
Expected return on assets            (54)       (56)               (162)       (168)
Transition obligation                  1          1                   2           2
Past service cost                      0          0                   0           0
Actuarial Loss                         0         (3)                  1          (8)

                                    ---------------               -----------------
                                    $ 44       $ 39               $ 133       $ 116
                                    ===============               =================

Item 2. Management's Discussion and Analysis on Financial Condition and Results of Operation.

General

      The following discussion compares the financial condition of the Company and its wholly owned subsidiary, the Bank, at June 30, 2005 and September 30, 2004, and the results of operations for three and nine-months ended June 30, 2005, compared to the same periods in 2004. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes that are included within this report.

      The Company's principal business is its investment in the Bank, which is a community-oriented financial institution providing a variety of financial services to the communities which it serves. The primary business of the Bank consists of attracting deposits from the general public and using these funds to originate various types of loans primarily in the towns of Westborough, Northborough and Shrewsbury, Massachusetts, including residential and commercial real estate mortgage loans and, to a lesser extent, consumer and commercial loans.

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

      The Bank's results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Bank. Additionally, the Bank's lending activity is concentrated in loans secured by real estate primarily located in Westborough, Northborough and Shrewsbury, Massachusetts. Accordingly, the Bank's results of operations are affected by regional market and economic conditions.

Comparison of Financial Condition at June 30, 2005 and September 30, 2004

      The Company's total assets increased by $16.4 million, or 6.2%, to $280.4 million at June 30, 2005 from $264.0 million at September 30, 2004. Additionally, deposits increased by $3.1 million, or 1.5%, to $214.8 million from $211.7 million. Long and short-term borrowing from the Federal Home Loan Bank (the "FHLB") increased by $12.5 million, or 58.1%, to $34.0 million at June 30, 2005 from $21.5 million at September 30, 2004. The increase in borrowing was used primarily to fund loan portfolio growth which increased by $19.5 million, or 11.8%, to $184.8 million, at June 30, 2005 as compared to $165.3 million at September 30, 2004. Within the loan portfolio, residential real estate and home equity lines-of-credit increased by $18.5 million from September 30, 2004 to June 30, 2005 and commercial loans increased by $1.0 million for the same period. Total stockholders' equity increased by $231 thousand, to $28.9 million at June 30, 2005 from $28.7 million at September 30, 2004 primarily as a result of the Company retaining earnings, offset to a lesser extent by, changes in accumulated other comprehensive loss relating to the change in after-tax value in securities available for sale.

      Accumulated other comprehensive loss at June 30, 2005 was $328 thousand, as compared to income of $159 thousand at September 30, 2004.
The Company's securities consist primarily of interest-rate sensitive securities whose market value changes inversely with changes in market interest rates. Interest rates at June 30, 2005 were generally higher than rates at September 30, 2004 and, accordingly, the market value of securities available for sale declined. Deferred income tax benefits associated with this market value decline were approximately $171 thousand.

Comparison of Operating Results for Three-Months Ended June 30, 2005 and
2004

      Net Income: The Company reported earnings per share (dilutive) for three-months ended June 30, 2005 of $0.11 as compared to $0.13 per share (dilutive) for three-months ended June 30, 2004. For three-months ended June 30, 2005 net income decreased by $39 thousand, or 18.6%, to $171 thousand, as compared to $210 thousand, for three-months ended June 30, 2004. The Company's return on average assets was 0.24% for three-months ended June 30, 2005 as compared to 0.32% for three-months ended June 30.

      The decrease in net income for three-months ended June 30, 2005 was primarily due to a decrease in the Bank's net interest income, a decline in gains on sales of securities available for sale, a decrease in customer service fees and miscellaneous income, coupled with an increase in operating expenses. These amounts were offset, to a lesser extent, by an increase in gains on sale of mortgages. The Bank's net interest income decreased by $44 thousand, or 2.1%, to $2.1 million for three-months ended June 30, 2005 as compared to three-months ended June 30, 2004. The decrease in net interest income resulted from an increase in interest expense of $379 thousand, to $1.1 million for the three-months ended June 30, 2005 as compared to $734 thousand for three-months ended June 30, 2004 offset, to a lesser extent, by an increase in interest and dividend income of $335 thousand, to $3.2 million for the three-months ended June 30, 2005 as compared to $2.8 million for the three-months ended June 30, 2004. Net interest income decreased primarily due to increases in interest expense on deposit accounts resulting from a rising short-term interest rate environment offset, to a lesser extent by an increase in interest and dividend income resulting from increased loan volume. As a result, the Company's net interest margin, expressed as a percentage of average interest-earning assets, declined to 3.15% for three-months ended June 30, 2005, from 3.45% for three-months ended June 30, 2004. For three-months ended June 30, 2005, the Company did not sell any securities available for sale, as compared to net, pre-tax gains of $31 thousand for three-months ended June 30, 2004. Income from customer service fees decreased by $20 thousand, or 12.6%, to $139 thousand for three-months ended June 30, 2005 as compared to $159 thousand for three-months ended June 30, 2004, primarily from a decrease in fee income from the sale of non-deposit investment products, such as mutual funds and annuities and from a decline in loan prepayment fees offset, to a lesser extent, by an increase in ATM service income. During three-months ended June 30, 2005, the Company sold fixed-rate mortgage loans, with servicing retained by the Bank, and recognized a pre-tax gain on the sale of $159 thousand, as compared to no pre-tax gain for three-months ended June 30, 2004. Operating expenses increased by $106 thousand, or 5.2%, to $2.1 million for three-months ended June 30, 2005 as compared to three-months ended June 30, 2004. The primary reasons of for the increase in operating expenses were due to increases in professional fees, general increases in employee benefits and staff salaries, and data processing fees offset, to a lesser extent, by a decrease in occupancy and equipment expenses and other general and administrative expenses. Professional fees increased by $115 thousand, or 217.0% to $168 thousand for the three-months ended June 30, 2005, as compared to $53 thousand for the three-months ended June 30, 2004, primarily due to legal and other expenses related to a complaint filed against the Bank and also professional fees related to various strategic planning projects and initiatives. There was no provision for loan loss for three-months ended June 30, 2005 as compared to a $30 thousand provision for loan loss for three-months ended June 30, 2004 and primarily reflects the overall credit quality of the loan portfolio.

      The following schedule of the Bank's net interest rate spread and net interest margin for the periods indicated is based upon average balances and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:


                                             Three Months Ended
                                                  June 30,
                                             ------------------       Increase
                                              2005      2004        (decrease)(7)
                                              ----      ----        -------------

Interest-earning assets:
  Short-term investments (1)                  2.67%     0.81%            1.87%
  Investment securities (2)                   4.03%     3.85%            0.17%
  Loans (3)                                   5.24%     5.33%           -0.09%
      Total interest-earning assets           4.85%     4.65%            0.20%

Interest-bearing liabilities:
  NOW accounts                                0.15%     0.10%            0.04%
  Savings accounts (4)                        1.40%     1.04%            0.36%
  Money market deposit accounts               0.96%     0.97%            0.00%
  Certificate of deposit accounts             2.67%     1.99%            0.67%
      Total interest-bearing deposits         1.65%     1.18%            0.47%
  Borrowed funds                              3.78%     3.71%            0.07%
      Total interest-bearing liabilities      1.97%     1.41%            0.57%

Net interest rate spread (5)(7)               2.88%     3.24%           -0.36%
Net interest margin (6)                       3.15%     3.45%           -0.30%

<F1>  Short-term investments include federal funds sold.
<F2>  All investment securities are considered available for sale.
<F3>  Loans are net of deferred loan origination costs (fees), allowance for loan losses, discount/premium on purchased loans and unadvanced funds.
<F4>  Savings accounts include the balance in mortgagors' escrow accounts.
<F5>  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
<F6>  Net interest margin represents net interest income as a percentage of average interest-earning assets.
<F7>  Columns and rows may not foot due to small variances in rounding.

      Interest and Dividend Income: The Bank's interest and dividend income increased by $335 thousand, or 11.8%, to $3.2 million for three-months ended June 30, 2005 from $2.8 million for three-months ended June 30, 2004. The increase was primarily due to the combination of an increase in the average volume of interest-earning assets and slightly higher interest rates earned on average interest-earning assets. The average volume of interest-earning assets for three-months ended June 30, 2005 increased to $261.5 million as compared to an average volume of $244.1 million for three-months ended June 30, 2004. Additionally, the Bank's average interest rate earned on all interest-earning assets increased by 0.20%, to 4.85% for three-months ended June 30, 2005 from 4.65% for three-months ended June 30, 2004. The funding sources for the increase in the average volume of interest-earning assets were primarily from increases in borrowed funds, offset, to a lesser extent, by a decrease in the average volume of short-term investments and investment securities. The average balance of investment securities for three-months ended June 30, 2005 decreased to $72.2 million, earning 4.03% as compared to an average balance of $97.5 million, earning 3.85% for three-months ending June 30, 2004. The average balance of short-term investments for three-months ended June 30, 2005 increased to $5.1 million earning 2.67% as compared to an average balance of $4.9 million earning 0.81% for three-months ending June 30, 2004. The higher interest rate reflects increases in short-term rates by the Federal Open Market Committee (the "FOMC"). The average balance of loans for three-months ended June 30, 2005, increased to $184.2 million earning 5.24%, as compared to an average balance of $141.8 million earning 5.33% for three-months ending June 30, 2004. While the average volume of residential and commercial loans increased, the Bank continued to experience a decline in its rate of interest earned on loans primarily due to new loan volume being granted at rates below the average rates earned on the portfolio as a whole. While the average volume of loans increased the Bank experienced a decline in its rate of interest earned on loans primarily in response to the general decline in market-based interest rates offered on new loans granted during the period, a decline in the rates of interest charged on adjustable-rate loans which were subject to contractual adjustment during the period, loan sales and unscheduled customer refinancing and renegotiations of existing loan interest rates.

      Interest Expense: Primarily reflecting recent increases in rates by the FOMC, total interest expense increased by $379 thousand, or 51.6%, to $1.1 million for three-months ended June 30, 2005, from $734 thousand for three-months ended June 30, 2004. The increase in interest expense was mainly due to higher interest rates paid on tiered-rate savings, certificate of deposit accounts, and an increase in average interest rate paid and volume of borrowings from the FHLB. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and borrowings) increased to $225.5 million, with a cost of 1.97%, for three-months ended June 30, 2005 as compared to $207.9 million, with a cost of 1.41%, for three-months ending June 30, 2004. The average volume of interest-bearing deposits increased to $190.9 million, with a cost of 1.65%, for three-months ended June 30, 2005 as compared to an average balance of $188.8 million, with a cost of 1.18%, for three-months ended June 30, 2004. Within the category of interest-bearing deposits, the average balance of certificate of deposit accounts increased by $10.0 million, while the average balance of NOW, savings and money market accounts declined by $7.9 million. The decrease in NOW, savings and money market accounts was due to the relative attractiveness of certificate of deposit accounts and alternative investments in the marketplace. During this period, the Bank utilized alternative sources of funds by increasing its borrowing from the FHLB. The average balance of borrowings increased to $34.5 million, with an average cost of 3.78%, for three-months ended June 30, 2005, as compared to an average balance of $19.1 million, with an average cost of 3.71%, for three-months ended June 30, 2004. The increase in average borrowing from the FHLB primarily funded the growth in residential and commercial loans.

      Net Interest Income: The Bank's net interest income decreased by $44 thousand, or 2.1%, for three-months ended June 30, 2005, three-months ended June 30, 2004. The decrease was primarily attributed to the combination of an increase in interest expense of $379 thousand, offset, to a lesser extent, by an increase in interest and dividend income of $335 thousand. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, declined by 0.36% to 2.88% for three-months ended June 30, 2005 as compared to 3.24% for three-months ended June 30, 2004.

      Provision (credit) for Loan Losses: There was no provision for loan loss for three-months ended June 30, 2005 as compared to a $30 thousand provision for loan loss for three-months ended June 30, 2004 and primarily reflects the overall credit quality of the loan portfolio. The provision (credit) for loan losses is a result of management's periodic analysis of risks inherent in its loan portfolio as well as the adequacy of the allowance for loan losses. It is the Bank's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. As the Bank expands its commercial lending activities, management believes that growth in the allowance for loan losses may be likely. Additionally, while management believes it continues to have excellent loan quality, the Bank recognizes that it is located in a market and geographic area that is considered in the high technology and financial services belt and, most likely, the Bank's allowance for loan loss will reflect the relative health of these economic sectors. While management believes it's current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance for loan losses.

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of mortgages and the sale of securities available for sale, and income from bank-owned life insurance ("BOLI"). Total other income increased by $89 thousand, or 35.7%, to $338 thousand for three-months ended June 30, 2005, from $249 thousand for three-months ended June 30, 2004. During three-months ended June 30, 2005, the Company sold fixed-rate mortgage loans, with servicing retained by the Bank, and recognized a pre-tax gain on the sale of $159 thousand, as
compared to no pre-tax gain for three-months ended June 30, 2004.   For
three-months ended June 30, 2005, the Company did not sell any securities available for sale, as compared to net, pre-tax gains of $31 thousand for three-months ended June 30, 2004. Income from customer service fees decreased by $20 thousand, or 12.6%, to $139 thousand for three-months ended June 30, 2005 as compared to $159 thousand for three-months ended June 30, 2004, primarily from a decrease in fee income from the sale of non-deposit investment products, such as mutual funds and annuities and from a decline in loan prepayment fees offset, to a lesser extent, by an increase in ATM service income. Miscellaneous income decreased by $19 thousand, or 32.2%, to $40 thousand for three-months ended June 30, 2005, from $59 thousand for three-months ended June 30, 2004, primarily from a decline in income from BOLI.

      Operating Expenses: Three-months ended June 30, 2005 operating expenses increased by $106 thousand, or 5.2%, to $2.1 million, compared to three-months ended June 30, 2004. Operating expenses as a percent of average assets were 3.05% for three-months ended June 30, 2005 as compared to 3.10% for three-months ended June 30, 2004. The primary reasons for the increase in operating expenses were due to increases in professional fees along with general increases in staff salaries and data processing expenses. Professional fees increased by $115 thousand, or 217.0% to $168 thousand for three-months ended June 30, 2005 as compared to $53 thousand for three-months ended June 30, 2004. This increase is primarily due to legal and other expenses related to a complaint filed against the Bank and also professional fees related to various strategic planning projects and initiatives. Salary and employee benefit expenses increased by $49 thousand, or 4.5%, to $1.1 million for three-months ended June 30, 2005 as compared to three-months ended June 30, 2004. The Bank is allowed to defer certain operating costs, primarily salaries, related to originating loans. As a result of a general increase in lending volume, the deferred operating costs associated with the closing of new residential, commercial and construction loans has increased to $40 thousand for three-months ended June 30, 2005 as compared to $29 thousand for three-months ended June 30, 2004. These deferred costs are considered yield adjustments, and are subsequently charged to interest income over the life of each loan. The Bank experienced an increase in expenses for supplemental employee retirement plan and sales incentives for the three-months ended June 30, 2005 as compared to three-months ended June 30, 2004. Data processing expenses increased $24 thousand, or 14.5%, to $190 thousand for three-months ended June 30, 2005, as compared to $166 thousand for three-months ended June 30, 2004 primarily due to a higher level of services provided by the data processing vendor. Occupancy expense declined by $39 thousand, or 13.0%, to $261 thousand for three-months ended June 30, 2005 as compared to $300 thousand, for three-months ended June 30, 2004. The decrease in occupancy expense is a result of a reduction in depreciation, rent, and other occupancy costs associated with the April 2004 closing of a Shrewsbury branch office located in the Shaw's Supermarket. Marketing and advertising expense decreased by $8 thousand, to $72 thousand, for three-months ended June 30, 2005 as compared to $80 thousand, for three-months ended June 30, 2004. Other general and administrative expenses decreased by $35 thousand, to $313 thousand for three-months ended June 30, 2005 as compared to $348 thousand for three-months ended June 30, 2004 primarily as a result of a reduction in deposit insurance expenses, a decline in the write-down of discontinued assets, offset, to a lesser degree, by an increase in consulting expenses.

      Income Taxes: Income before provision for income taxes declined by $31 thousand, to $262 for three-months ended June 30, 2005 as compared to $293 thousand for three-months ended June 30, 2004. The provision for income taxes increased by $8 thousand, to $91 thousand, for three-months ended June 30, 2005 as compared to $83 thousand for three-months ended June 30, 2004. The effective income tax rate was 34.7% and 28.3% for three-months ended June 30, 2005 and three-months ended June 30, 2004, respectively. In addition, the Bank utilizes a wholly-owned security investment subsidiary, receives the benefit of a dividends received deduction on common stock held and receives favorable tax treatment from the increase in the cash surrender value of BOLI.

Comparison of Operating Results for Nine-Months Ended June 30, 2005 and
2004

      Net Income: The Company reported earnings per share (dilutive) for nine-months ended June 30, 2005 of $0.51 as compared to $0.55 per share (dilutive) for nine-months ended June 30, 2004. For nine-months ended June 30, 2005 net income decreased by $58 thousand, or 6.8%, to $800 thousand, as compared to $858 thousand, for nine-months ended June 30, 2004. The Company's return on average assets was 0.39% for nine-months ended June 30, 2005 as compared to 0.45% for nine-months ended June 30, 2004.

      The decrease in net income for nine-months ended June 30, 2005 was due primarily to an increase in operating expenses, a decline in the Bank's net interest income, a decrease in customer service fees, and a decline in gains on sales of securities available for sale. These amounts were offset, to a lesser extent, by an increase in the (credit) provision for loan losses and an increase in gains on sales of mortgages. For nine-months ended June 30, 2005, operating expenses increased by $257 thousand, or 4.3%, to $6.2 million, from $5.9 million for nine-months ended June 30, 2004. The primary reasons for the increase in operating expenses were due to an increase in professional fees, general increases in employee benefits and staff salaries, and an increase in data processing and marketing expenses. Professional fees increased by $131 thousand, or 68.2%, to $323 thousand for nine-months ended June 30, 2005 as compared to $192 thousand for nine-months ended June 30, 2004 primarily due to legal and other expenses related to a complaint filed against the Bank and also professional fees related to various strategic planning projects and initiatives. As a result of a higher level of services provided, data processing expenses increased by $44 thousand, or 8.6%, to $558 thousand for nine-months ended June 30, 2005 as compared to $514 thousand for nine-months ended June 30, 2004. Net interest income decreased by $33 thousand, or 0.5%, to $6.3 million, for nine-months ended June 30, 2005 as compared to nine-months ended June 30, 2004 primarily due to increases in interest expenses on deposit accounts resulting from a rising short-term interest rate environment offset, to a lesser extent by an increase in interest and dividend income resulting from increased loan volume. As a result, the Company's net interest margin, expressed as a percentage of average interest-earning assets, declined to 3.31% for nine-months ended June 30, 2005, from 3.54%, for nine-months ended June 30, 2004. Customer service fees declined by $71 thousand, or 13.6%, to $452 thousand for nine-months ended June 30, 2005 as compared to $523 thousand for nine-months ended June 30, 2004, primarily due to the recognition of a non-refundable $71 thousand prepayment fee from the payment in full of a $2.6 million commercial loan in 2004. Also, for nine-months ended June 30, 2005, the Company sold securities available for sale and recognized a pre-tax gain on the sales of $49 thousand, on a substantially reduced volume of securities, as compared to a net pre-tax gain of $89 thousand for nine-months ended June 30, 2004. Additionally, for nine-months ended June 30, 2005, the Company sold fixed-rate mortgage loans, with servicing retained by the Bank and recognized a net pre-tax gain on the sale of $165 thousand, as compared to a pre-tax gain of $87 thousand for nine-months ended June 30, 2004. The Bank recorded a $173 thousand (credit) provision for loan loss for nine-months ended June 30, 2005 as compared to a $70 thousand provision for loan loss for nine-months ended June 30, 2004 and primarily reflects an improvement in the credit quality of specific commercial loans for which a portion of the allowance for loan losses had been allocated.

      The following schedule of the Bank's net interest rate spread and net interest margin for the periods indicated is based upon average balances and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:


                                             Nine Months Ended
                                                 June 30,
                                             -----------------       Increase
                                              2005      2004       (decrease)(7)
                                              ----      ----       -------------

Interest-earning assets:
  Short-term investments (1)                  2.21%     0.82%          1.38%
  Investment securities (2)                   3.97%     3.94%          0.03%
  Loans (3)                                   5.26%     5.44%         -0.19%
      Total interest-earning assets           4.83%     4.76%          0.07%

Interest-bearing liabilities:
  NOW accounts                                0.12%     0.10%          0.03%
  Savings accounts (4)                        1.30%     1.05%          0.25%
  Money market deposit accounts               0.96%     0.99%         -0.03%
  Certificate of deposit accounts             2.44%     2.09%          0.36%
      Total interest-bearing deposits         1.49%     1.22%          0.27%
  Borrowed funds                              3.61%     4.38%         -0.77%
      Total interest-bearing liabilities      1.78%     1.43%          0.35%

Net interest rate spread (5)(7)               3.06%     3.33%         -0.27%
Net interest margin (6)                       3.31%     3.54%         -0.23%

<F1>  Short-term investments include federal funds sold.
<F2>  All investment securities are considered available for sale.
<F3>  Loans are net of deferred loan origination costs (fees), allowance for loan losses, discount/premium on purchased loans and unadvanced funds.
<F4>  Savings accounts include the balance in mortgagors' escrow accounts.
<F5>  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
<F6>  Net interest margin represents net interest income as a percentage of average interest-earning assets.
<F7>  Columns and rows may not foot due to small variances in rounding

      Interest and Dividend Income: The Bank's interest and dividend income increased by $683 thousand, or 8.0%, to $9.2 million for nine-months ended June 30, 2005 as compared to $8.6 million for nine-months ended June 30, 2004. The increase was due to the combination of an increase in the average volume of interest-earning assets and to a lesser extent, by slightly higher rates earned on average interest-earning assets. The Bank's average interest rate earned on all interest-earning assets increased to 4.83% for nine-months ended June 30, 2005 from 4.76% for nine-months ended June 30, 2004. The average volume of interest-earning assets for nine-months ended June 30, 2005 increased by $15.3 million, to $254.8 million, as compared to an average volume of $239.5 million for nine-months ended June 30, 2004. This increase in average volume of interest-earning assets was primarily the result of residential real estate loan growth funded by FHLB borrowing.

      The average balance of investment securities for nine-months ended June 30, 2005 decreased to $73.8 million, earning 3.97% as compared to an average balance of $92.7 million, earning 3.94% for nine-months ending June 30, 2004. The average balance of short-term investments for nine-months ended June 30, 2005 declined to $4.5 million earning 2.21% as compared to an average balance of $5.1 million earning 0.82% for nine-months ending June 30, 2004. The average balance of loans for nine-months ended June 30, 2005, increased to $176.5 million earning 5.26%, as compared to an average balance of $141.8 million earning 5.44% for nine-months ending June 30, 2004. While the average volume of loans increased the Bank experienced a decline in its rate of interest earned on loans primarily in response to the general decline in market-based interest rates offered on new loans granted during the period, a decline in the rates of interest charged on adjustable-rate loans which were subject to contractual adjustment during the period, loan sales and unscheduled customer refinancing and renegotiations of existing loan interest rates.

      Interest Expense: Total interest expense increased by $716 thousand, or 32.6%, to $2.9 million for nine-months ended June 30, 2005, from $2.2 million for nine-months ended June 30, 2004. The increase in interest expense was primarily due to higher interest rates paid on interest-bearing liabilities and an increase in the average volume of FHLB borrowings. The average volume of all interest-bearing liabilities increased to $218.5 million, with a cost of 1.78%, for nine-months ended June 30, 2005 as compared to $204.5 million, with a cost of 1.43%, for nine-months ending June 30, 2004. Within this category of interest-bearing liabilities, the average volume of interest-bearing deposits decreased to $189.1 million, with a cost of 1.49%, for nine-months ended June 30, 2005 as compared to $191.3 million, with a cost of 1.22%, for nine-months ended June 30, 2004.
 The average balance of borrowings increased to $29.4 million, with an average cost of 3.61%, for nine-months ended June 30, 2005, as compared to an average balance of $13.3 million, with an average cost of 4.38%, for nine-months ended June 30, 2004. The increase in average borrowing from the FHLB has funded the continued demand for residential and commercial loans, over the past nine months, and to a lesser extent the decline in interest-bearing deposits. The decline in average cost of borrowing was due to the scheduled maturity of relatively higher rate borrowings.

      Net Interest Income: The Bank's net interest income decreased by $33 thousand, or 0.5%, for nine-months ended June 30, 2005, to $6.3 million, as compared to nine-months ended June 30, 2004. As noted above, the increase was primarily attributed to the combination of an increase in interest expense of $716 thousand, offset, to a lesser extent by an increase in interest and dividend income of $683 thousand. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, decreased by 0.27%, to 3.06% for nine-months ended June 30, 2005 as compared to 3.33% for nine-months ending June 30, 2004.

      (Credit) Provision for Loan Losses: The Bank recorded a $173 thousand (credit) provision for loan losses for nine-months ended June 30, 2005 compared to $70 thousand provision for nine-months ended June 30, 2004. The (credit) provision for loan losses is a result of management's periodic analysis of risks inherent in its loan portfolio as well as the adequacy of the allowance for loan losses.

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

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of mortgages and the sale of securities available for sale, and income from BOLI. Total other income decreased by $31 thousand, or 3.5%, to $862 thousand for nine-months ended June 30, 2005, from $893 thousand for nine-months ended June 30, 2004. Customer service fees declined by $71 thousand, or 13.6%, to $452 thousand for the nine-months ended June 30, 2005 as compared to $523 thousand for nine-months ended June 30, 2004, primarily due to the recognition of a non-refundable $71 thousand prepayment fee from the payment in full of a $2.6 million commercial loan in December 2003. The Company sold securities available for sale, primarily common stocks, and realized net pre-tax gains of $49 thousand for nine months ended June 30, 2005, as compared to net pre-tax gains of $89 thousand for nine-months ended June 30, 2004. The Company sold $8.2 million fixed-rate mortgage loans, with servicing retained by the Bank, and recognized a pre-tax gain on the sale of $165 thousand for nine-months ended June 30, 2005, as compared to $4.9 million and realized a pre-tax gain of $87 thousand for nine-months ended June 30, 2004.

      Operating Expenses: For nine-months ended June 30, 2005, operating expenses increased by $257 thousand, or 4.3%, to $6.2 million, from $5.9 million for nine-months ended June 30, 2004. The primary reasons for the increase in operating expenses were due to an increase in professional fees, general increases in employee benefits and staff salaries, and an
increase in data processing and marketing expenses.   Professional fees
increased by $131 thousand, or 68.2%, to $323 thousand for nine-months ended June 30, 2005 as compared to $192 thousand for nine-months ended June 30, 2004 primarily due to legal and other expenses related to a complaint filed against the Bank and also professional fees related to various strategic planning projects and initiatives. Salaries and employee benefits increased by $81 thousand, or 2.6%, to $3.2 million for nine-months ended June 30, 2005 as compared to nine-months ended June 30, 2004 primarily as a result of higher levels of sales incentive compensation related to loan production, higher levels of medical insurance expense, recruitment expense
and officer and director benefits expenses.   As a result of a higher level
of services provided, data processing expenses increased by $44 thousand, or 8.6%, to $558 thousand for nine-months ended June 30, 2005 as compared to $514 thousand for nine-months ended June 30, 2004. Marketing and advertising expenses increased by $30 thousand, or 19.5% to $184 thousand for nine-months ended June 30, 2005 as compared to $154 thousand for nine-months ended June 30, 2004 primarily as a result of an increase in cable television and newspaper advertising expenses. Other general and administrative expenses increased by $12 thousand, or 1.2%, to $1.0 million for nine-months ended June 30, 2005 as compared to nine-months ended June 30, 2004 primarily as a result of an increase in regulatory disclosure forms and director meeting and retainer fees. Occupancy and equipment expenses declined by $41 thousand, or 4.5%, to $879 thousand for nine-months ended June 30, 2005 as compared to $920 thousand, for nine-months ended June 30, 2004. The decrease in occupancy expense is a result of a reduction in depreciation, rent, and other occupancy costs associated with the April 2004 closing of a Shrewsbury branch office located in the Shaw's Supermarket.

      Income Taxes: Income before provision for income taxes decreased by $78 thousand, to $1.2 million for nine-months ended June 30, 2005 as compared to nine-months ended June 30, 2004. Primarily a result of this decrease, the provision for income taxes decreased by $20 thousand, to $362 thousand, for nine-months ended June 30, 2005 as compared to $382 thousand for nine-months ended June 30, 2004. The effective income tax rate was 31.2% and 30.8% for nine-months ended June 30, 2005 and nine-months ended June 30, 2004, respectively. The Bank utilizes a wholly-owned security investment subsidiary, receives the benefit of a dividends received deduction on common stock held and receives favorable tax treatment from the increase in the cash surrender value of BOLI.


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

      The Bank's primary investing activities are the origination of one-to four-family real estate and other loans and the purchase of securities. During nine-months ended June 30, 2005, the Bank originated loans of $63.8 million, experienced principal repayments on loans of $36.3 million and sold $8.2 million of 15 and 30 year fixed-rate loans. The Bank purchased securities of $5.6 million, while sales and calls on securities provided $2.0 million and principal payments on mortgage-backed securities provided an additional $2.8 million. There were $1.7 million of securities that matured during nine-months ended June 30, 2005. During nine-months ended June 30, 2005, the Bank experienced a net increase in deposits of $3.1 million. While non-time deposits such as savings, money market deposit accounts and checking account balances declined over the recent nine-months ended June 30, 2005 the Bank experienced an increase in time deposits such as certificates of deposit, as customers moved their funds into relatively higher earning deposit accounts. These investing activities were financed primarily by a net increase in FHLB borrowing of $12.5 million and by a net decrease in cash and cash equivalents of $1.3 million during nine-months ended June 30, 2005.

      Certificate of deposit accounts scheduled to mature within one year were $44.1 million at June 30, 2005. Based on the Bank's historical deposit retention experience and current pricing strategy and enhanced product offerings, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. The Bank has introduced certificate of deposit programs with flexible and competitive terms which it believes enhances deposit retention and attracts new depositors as well.


      The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund, the Federal Deposit Insurance Corporation and other available reports, which compare the Bank's liquidity with banks in the state and in its peer group. The Bank anticipates that it will have
sufficient funds to meet its current funding commitments.   At June 30,
2005, the Bank had $34.0 million in outstanding borrowing from the FHLB and, based upon estimated eligible collateral that could be pledged with the FHLB, the Bank had additional borrowing capacity of $66.7 million at June 30, 2005.

      At June 30, 2005, the Company's capital to assets ratio was 10.32% and it exceeded applicable regulatory capital requirements. Further, it does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit.

Off-Balance Sheet Arrangements

      The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures.

      Management, including the Company's President and Chief Executive Officer and Senior Vice President, Treasurer and Clerk, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer and Senior Vice President, Treasurer and Clerk concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      On October 14, 2004, a suit was filed in the Worcester Superior Court of the Commonwealth of Massachusetts by Evelyn G. Birnie against Christos Kyriazis and Tierre Verde Specialty Market, Inc., defendants, and Bank of America, N.A., trustee. An amended complaint filed on July 1, 2005 by James L. Birnie, Executor of the Estate of Evelyn G. Birnie, named Westborough Bank (the "Bank") as an additional defendant. The Bank is the wholly-owned subsidiary of Westborough Financial Services, Inc. (the "Registrant"). On July 11, 2005, the Bank received a summons related to the suit.

      The amended suit alleges a fraudulent scheme by a former Bank employee and defendant Kyriazis against Evelyn G. Birnie, a former customer of the Bank, and asserts claims for breach of contract, breach of fiduciary duty, conversion, negligence and unfair and deceptive acts by persons engaged in trade or commerce. The amended suit alleges losses approximating $1,100,000 and seeks an unspecified amount in damages from the Bank. The amended suit also seeks the imposition of a constructive trust on the defendants, and an accounting by the defendants, as to all of plaintiff's funds which have come into their possession.

      The Bank intends to vigorously defend the suit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended June 30,2005.


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
                                         Units)        Price Paid per     Announced Plans    the Plans or
Period                                   Purchased     Share (or Unit)    or Programs        Programs
------------------------------------------------------------------------------------------------------------

April 1, 2005 through April 30, 2005         0                0                  0              79,069(1)
------------------------------------------------------------------------------------------------------------
May 1, 2005 through May 31, 2005             0                0                  0              79,069
------------------------------------------------------------------------------------------------------------
June 1, 2005 through June 30, 2005           0                0                  0              79,069
------------------------------------------------------------------------------------------------------------
Total                                        0                0                  0              79,069
------------------------------------------------------------------------------------------------------------

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

Westborough Financial Services, Inc.

Date:  August 15, 2005                    By:/s/ Joseph F. MacDonough
                                          ---------------------------
                                          President and
                                          Chief Executive Officer

Date:  August 15, 2005                    By:/s/ John L. Casagrande
                                          -------------------------
                                          Senior Vice-President,
                                          Treasurer and Clerk