Form 10KSB
period 2005-09-30
WESTBOROUGH FINANCIAL SERVICES INC
filed 2005-12-29
CIK 1087843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _______________.

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes [ ] No [X]

The issuer's revenues for the fiscal year ended September 30, 2005 were $13,627,000.

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the common stock as of December 6, 2005 was $12,017,114.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 16, 2005, the registrant had 1,594,774 shares of common stock, par value $0.01 per share, outstanding.

                    Documents incorporated by reference.

Portions of the registrant's annual report to shareholders for the fiscal year ended September 30, 2005, attached hereto as Exhibit 13.1, are incorporated by reference in Part II of this Form 10-KSB.

Portions of the registrant's proxy statement for the annual meeting of shareholders to be held on January 26, 2006, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended September 30, 2005, are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              TABLE OF CONTENTS

                                                                          Page
                                                                          ----

FORWARD LOOKING STATEMENTS                                                 (i)

PART I                                                                      1
  ITEM 1.  DESCRIPTION OF BUSINESS                                          1
  ITEM 2.  DESCRIPTION OF PROPERTY                                         37
  ITEM 3.  LEGAL PROCEEDINGS                                               38
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             38

PART II                                                                    38
  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        38
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       38
  ITEM 7.  FINANCIAL STATEMENTS                                            38
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                             39
  ITEM 8A. CONTROLS AND PROCEDURES                                         39
  ITEM 8B. OTHER INFORMATION                                               39

PART III                                                                   39
  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT      39
  ITEM 10. EXECUTIVE COMPENSATION                                          40
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS                      40
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  40
  ITEM 13. EXHIBITS                                                        40
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                          42
  SIGNATURES                                                               43
  CERTIFICATIONS                                                           46

FORWARD LOOKING STATEMENTS

      Westborough Financial Services, Inc. (the "Company") and The Westborough Bank (the "Bank") may from time to time make written or oral "forward-looking statements" which may be identified by the use of such words as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions.

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

      This list of important factors is not exclusive. The Company and the Bank do not undertake any obligation to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

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

      Unless otherwise indicated, the information presented in this Annual Report on Form 10-KSB represents the consolidated activity of the Company and its subsidiary for the year ended September 30, 2005.

      At September 30, 2005, total assets were $291.5 million, deposits were $210.3 million and total stockholders' equity was $28.6 million.

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

      The Bank's market area has grown steadily to achieve a blend of industry, office parks and residences. The town of Westborough is approximately 12 miles east of Worcester and 29 miles west of Boston, located at the junction of major interstate highways constructed in the 1950's and 1960's. The convenient access provided by Routes 20, 9, I-90 and I-495 has contributed to the diverse economic base consisting of a retail and commercial section, and a high-tech manufacturing section.

      Among the largest industries in the Bank's market area are financial services, health services, high-tech and utilities.

      Public transportation within the Bank's market area has expanded with the addition of mass transit stations. The Massachusetts Bay Transportation Authority operates stations in the towns of Grafton, Westborough and Southborough. These stations provide direct access to Worcester and Boston for residents in the Bank's market area. Since 1980, the Bank's primary market area has experienced increases in both population and households as individuals and families moved from urban areas surrounding Boston to more outlying areas with lower cost and newer housing stock.

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

Business Strategy

      In past years, the Bank's primary management strategy has been to offer savings and certificate of deposit accounts and residential mortgage loans in the market area of Westborough, Massachusetts and surrounding communities. The Bank's loan portfolio historically consisted of one- to four-family residential first mortgage loans, with relatively few commercial real estate or commercial loans in its portfolio. In recent years, the Company has adopted a growth-oriented strategy that has focused on expanding its product lines and services and providing expanded electronic and traditional delivery systems for its customers. The Bank believes that this business strategy is best for its long-term success and viability, and complements its existing commitment to high quality customer service. In connection with the Bank's overall growth strategy, it seeks to:

      * continue to focus on expanding its residential lending and retail banking franchise, and increasing the number of households served within its market area;
      * expand its commercial banking products and services for small- and medium-sized businesses, as a means to increase the yield and re-pricing characteristics on its loan portfolio and to attract lower cost transaction deposit accounts;
      *     expand its branch network to increase its market share;
      * increase the use of alternative delivery channels, such as Internet and telephone banking; and
      * offer a variety of non-deposit investment products (such as mutual funds, insurance, etc.,) and services as a means to compete for an increased share of its customers' financial service business and improve fee-based income.

      In order to create a platform for the accomplishment of the Company's goals, management has made significant investments in its physical infrastructure and human and technological resources. The Bank is in the process of renovating older sections of its Main Office and other branches to better serve its retail customers. The Bank continues to upgrade its on-line Internet bill payment and other on-line applications. Such investments have been necessary to ensure that adequate resources are in place to offer increased products and services. Management believes that the Company's long-term profitability is enhanced as it realizes the benefits of diversified product lines and market share growth.

Lending Activities

      General. The Bank originates loans primarily through its main office. The principal lending activities of the Bank are the origination and purchase of first mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties. To a lesser extent, the Bank also originates commercial real estate loans, commercial and industrial (C&I) loans and consumer loans.

      The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and percentages at the dates indicated.


                                                                       At September 30,
                               --------------------------------------------------------------------------------------------------
                                      2005                2004                2003                2002                2001
                               --------------------------------------------------------------------------------------------------
                                         Percent             Percent             Percent             Percent             Percent
                                Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total
                               --------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)

Real estate loans:
  Fixed rate mortgages         $ 57,953   28.31%   $ 64,310   38.51%   $ 65,170   44.84%   $ 47,599   35.01%   $ 53,431   39.42%
  Variable rate mortgages       100,365   49.04%     64,788   38.81%     48,287   33.23%     54,096   39.78%     55,859   41.21%
  Commercial                     26,979   13.18%     23,313   13.96%     17,290   11.90%     20,092   14.78%     13,149    9.70%
  Home equity lines-of-credit    15,452    7.55%     11,295    6.77%     10,303    7.09%      8,792    6.47%      6,931    5.11%
                               --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
      Total real estate loans   200,749   98.08%    163,706   98.05%    141,050   97.06%    130,579   96.04%    129,370   95.44%
                               --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
Consumer loans:
  Personal                          198    0.10%        322    0.19%        564    0.39%        983    0.72%      1,196    0.88%
  Deposit secured                   312    0.15%        297    0.18%        358    0.24%        509    0.37%        652    0.48%
  Home improvement                    6    0.00%         85    0.05%         68    0.05%        171    0.13%        759    0.56%
                               --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
      Total consumer loans          516    0.25%        704    0.42%        990    0.68%      1,663    1.22%      2,607    1.92%
                               --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
Commercial loans:
  Commercial lines-of-credit        870    0.43%        965    0.58%      1,824    1.25%      2,549    1.87%      1,783    1.32%
  Commercial installment          2,534    1.24%      1,579    0.95%      1,461    1.01%      1,182    0.87%      1,795    1.32%
                               --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
      Total commercial loans      3,404    1.67%      2,544    1.53%      3,285    2.26%      3,731    2.74%      3,578    2.64%
                               --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
Total loans                     204,669  100.00%    166,954  100.00%    145,325  100.00%    135,973  100.00%    135,555  100.00%
                                         ======              ======              ======              ======              ======
Adjusted by:
Due to borrowers on
 incomplete loans                (4,287)             (1,507)             (3,550)             (2,866)               (480)
Net deferred loan costs             620                 389                 223                 161                 136
Net premiums on purchased
 loans and indirect lending         260                 402                 470                 538                 662
Allowance for loan loss            (785)               (950)               (911)               (926)               (916)
                               --------            --------            --------            --------            --------
Net loans                      $200,477            $165,288            $141,557            $132,880            $134,957
                               ========            ========            ========            ========            ========

      Residential Mortgage Loans. The Bank's primary emphasis is the origination of first mortgage loans secured by one- to four-family properties that serve as the primary or secondary residence of the owner. As of September 30, 2005, loans on one- to four-family residential properties accounted for 77.4% of the Bank's total loan portfolio.

      Most of the Bank's loan originations are from internal mortgage specialists, directors and officers, marketing promotions, referrals from mortgage brokers (correspondents), existing or past customers, and members of the Bank's local communities or referrals from local real estate agents, attorneys and builders. The Bank believes that its branch network is a significant source of new loan generation. The Bank has two mortgage loan originators, each of whom have designated call areas. They have extensive training in residential and equity products and are available to meet with customers at the office of a realtor or their homes. The Bank's marketing department provides support in the form of displays, mailings and other materials which are available to the loan specialists to leave in real estate offices.

      The Bank currently offers loans that conform to underwriting standards specified by Fannie Mae ("conforming loans") and also originates non-conforming loans, as described below. These loans may be fixed-rate one- to four-family mortgage loans or adjustable-rate one- to four-family mortgage loans with maturities of between 5 and 30 years. The non-conforming loans generally follow Fannie Mae guidelines except that the loan amount exceeds Fannie Mae guidelines' maximum limit of $359,650. The average size of the Bank's first mortgage loans originated during the year ended September 30, 2005 and the year ended September 30, 2004 was $282,034 and $244,431, respectively. The average size of the Bank's first mortgage loans was $186,958 and $156,435 at September 30, 2005 and September 30, 2004,
respectively. The Bank is an approved seller/servicer for Fannie Mae. The Bank generally sells fixed rate one-to four-family loans in the secondary market. Loan sales were $8.1 million and $5.5 million for years ended September 30, 2005 and September 30, 2004, respectively. Such loans, however, continue to be serviced by the Bank.

      The Bank's originations of first mortgage loans amounted to $63.6 million in fiscal year 2005, $49.9 million in fiscal year 2004 and $53.7 million in fiscal year 2003. During the latter part of 2004, the Bank entered into correspondent contracts with a number of mortgage brokers and lenders who present prospective customer loan applications to the Bank for consideration. Such loan applications are reviewed by the Bank, and approval is subject to the loan meeting established underwriting conditions and criteria.

      The Bank offers a variety of adjustable-rate mortgages ("ARM's") and fixed-rate one- to four-family mortgage loans with maximum loan-to-value ratios that depend on the type of property and the size of loan involved. The loan-to-value ratio is the loan amount divided by the appraised value of the property. The loan-to-value ratio is a measure commonly used by financial institutions to determine exposure to risk. The majority of the Bank's loans on owner-occupied one- to four-family homes are originated with a loan-to-value ratio of 80% or less. For first-time home buyers, the Bank has made loans on owner-occupied one- to four-family homes with a loan-to-value ratio of up to 95%. The borrower is required to obtain mortgage insurance if the loan-to-value ratio is over 80%. Subsequently, if the loan-to-value ratio falls to 80% or less, the borrower is required to continue to have mortgage insurance.

      The Bank currently offers fixed-rate mortgage loans with terms of 15 to 40 years secured by one- to four-family residences. Fixed rate mortgage loans are priced to be competitive with the offerings of local area banks, reflecting current market trends and conditions.

      The Bank currently offers a variety of ARM loans secured by one- to four-family residential properties that initially adjust after one year, three years, five years, seven years, or ten years. After the initial adjustment period, ARM loans adjust on an annual basis. The ARM loans that the Bank currently originates have a maximum 30 year amortization period and are subject to the same loan-to-value ratios applicable to fixed-rate mortgage loans described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the average yield on United States treasury securities and generally are subject to a maximum increase of 2% per adjustment period and a limitation on the aggregate adjustment of 6% over the life of the loan. The Bank originated $46.6 million and $33.4 million of one-to-four family ARM loans in the years ended September 30, 2005 and 2004, respectively. At September 30, 2005, 49.0% of the Bank's total loans consisted of ARM loans, up from 38.8% at September 30, 2004.

      The volume and types of ARM loans the Bank originates are affected by the level of market interest rates, competition, consumer preferences and the availability of funds. Although the Bank will continue to offer ARM loans it cannot guarantee that it will be able to originate or purchase a volume of ARM loans sufficient to maintain or perhaps increase the proportion these loans represent when compared against the aggregate residential loan portfolio.

      The Bank encourages growth in its ARM portfolio since ARM loans help reduce its exposure to increases in interest rates. However, ARM loans can pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower may rise. This increases the potential for default.

      The Bank's home equity lines-of-credit, which totaled $15.5 million, or 7.6% of total loans at September 30, 2005, are adjustable-rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences located in the Bank's market area. Interest rates on home equity credit lines are based upon the "prime rate" as published in the "Money
Rates" section of the Wall Street Journal (the "index"). The home equity line product is written for a term of 20 years, with a 10 year draw period and a 10 year payback period, with no principal payments required during the draw period. Within the first 10 year draw period, interest only payments are required monthly. The subsequent 10 year period requires a minimum monthly payment of 1/2 of 1% of the outstanding principal balance of the loan. The maximum credit line available is equal to (i) the lesser of $250,000 or 80% of the Bank's appraisal of the property, or (ii) 50% of the tax assessment on the property. In each case, these amounts are reduced by the first mortgage balance. Such loans also have a maximum term of 20 years. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, cannot exceed 80% of the assessed or appraised value of the property.

      In conjunction with the Bank's residential mortgage lending the Bank offers construction loans to the future occupants of single family homes. These loans typically have a term of twelve months and are structured to become permanent loans upon the completion of construction. All such loans are secured by first liens on the property and are subject to a maximum loan-to-value ratio of 80%, which is based upon the "as completed" valuation of the property. During the construction period, the interest rate for construction loans to individuals is equal to the index plus 2%. Loans involving construction financing present a greater risk than loans for the purchase of existing homes since collateral values and construction costs can only be estimated at the time the loan is approved.

      Commercial Real Estate Loans. At September 30, 2005, commercial real estate mortgage loans totaled $27.0 million, or 13.2% of total loans. These loans are generally secured by office buildings, condominiums, retail establishments and churches located within the Bank's market area.

      The Bank's commercial real estate loans are offered on a fixed- and adjustable-rate basis. Typical terms for fixed rate loans provide for a maximum seven-year re-pricing term with a 20 year amortization and a market interest rate, based upon the index, as adjusted to reflect inherent risk factors. Typical terms for adjustable-rate loans provide for a maximum note and amortization term of 20 years, with a re-pricing schedule every 3 or 5 years. Price readjustments at each scheduled interval are based on a spread above the index. Loans on commercial properties are also subject to a maximum loan-to-value ratio of 80% for the acquisition of the property and 75% for refinancing of the property.

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

      Consumer Loans. At September 30, 2005, $516 thousand, or 0.25 % of the Bank's total loans, consisted of consumer loans such as personal, deposit secured and fixed-rate home improvement loans. Consumer loans generally have shorter terms to maturity, which reduces the Bank's exposure to changes in interest rates. Consumer loans also carry higher rates of interest than do one- to four-family residential mortgage loans. The Bank believes that offering consumer loan products helps to expand and create stronger ties to the Bank's existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

      The Bank's personal loans consist of unsecured loans to individuals and secured loans for the purchase of new and used automobiles. The Bank's unsecured loans have a maximum term of 48 months. The terms of the Bank's automobile loans generally are determined by the age and condition of the vehicle. At September 30, 2005, the Bank's personal loans totaled $198 thousand , or 0.10% of total loans.

      The Bank also makes loans secured by deposit accounts up to 90% of the amount of the depositor's savings account balance. The rate for such loans is 2.0% higher than the rate paid on regular savings accounts and 3.0% higher than the rate paid on term deposits. For loans secured by term deposits, the maturity date for the loan is the lesser of 36 months, or the maturity of the deposit instrument. For loans secured by regular savings deposit accounts, the term is the lesser of 36 months or the term desired by the regular savings account customer. Deposit secured loans totaled $312 thousand, or 0.15% of total loans at September 30, 2005.

      Commercial Loans. The Bank has made a commitment to small business lending by developing certain products and services for the small- and medium-sized businesses located in the Bank's market area. Such services are designed to give business owners borrowing opportunities for, among other things, modernization, inventory, equipment, consolidation and working capital. In addition, the Bank has tailored certain products and services, such as its business checking accounts and treasury and tax loan service, to better serve the needs of local businesses. The Bank also is an approved lender of the Small Business Administration. At September 30, 2005, $3.4 million, or 1.67%, of the Bank's total loans consisted of commercial loans. The Bank expects that commercial loans will comprise a growing portion of its total loan portfolio in the future.

      Commercial loans generally are limited to terms of five years or less. Substantially all commercial loans have variable interest rates tied to the index. Where applicable, the Bank collateralizes these loans with a lien on business assets and equipment and the personal guarantees of the borrower's principal officers (a lien may also be placed on one's primary residence).

      The Bank's commercial services are administered by the Bank's loan department. The Bank has three experienced commercial lending officers with considerable commercial lending expertise, including many years of banking experience in Massachusetts and in the Bank's market area. Also, the Bank has an experienced commercial loan assistant and a senior credit analyst with extensive national and international banking experience. The Bank also intends to add additional qualified lending and support staff and enhanced information systems as the size and complexity of the commercial portfolio change.

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

      The following table sets forth information with respect to originations, sales of loans and principal payments for the periods indicated.


                                                            For the Year Ended September 30,
                                                --------------------------------------------------------
                                                  2005        2004        2003        2002        2001
                                                --------------------------------------------------------

Loans, net:

  Balance outstanding beginning of year         $165,288    $141,557    $132,880    $134,957    $113,559
                                                --------    --------    --------    --------    --------

Originations and Purchased Loans:
  Mortgage loans:
    Residential                                   63,612      49,850      53,729      30,003      20,892
    Commercial                                     5,109       8,890       1,164       8,866       7,023
    Home equity lines-of-credit                   15,290      10,032       9,488       8,658       7,326
                                                --------    --------    --------    --------    --------
      Total mortgage originations                 84,011      68,772      64,381      47,527      35,241
  Commercial loans                                 6,552       7,552       2,728       1,704       5,085
  Consumer loans                                     807         656       1,453       2,123       1,956
                                                --------    --------    --------    --------    --------
      Total originations                          91,370      76,980      68,562      51,354      42,282
                                                --------    --------    --------    --------    --------

  Purchased loans                                      0           0           0           0       9,484
                                                --------    --------    --------    --------    --------

Less:
  Principal repayments, unadvanced
   funds and other, net                          (48,213)    (47,688)    (55,835)    (53,421)    (30,326)
  Sale of mortgage loans, principal balance       (8,133)     (5,522)     (4,065)          0           0
  Credit (provision) for loan losses                 173         (70)          0          (8)        (48)
  Net loan charge-off (recoveries)                    (8)         31          15          (2)          6
  Transfers to foreclosed real estate                  0           0           0           0           0
                                                --------    --------    --------    --------    --------
      Total deductions                           (56,181)    (53,249)    (59,885)    (53,431)    (30,368)
                                                --------    --------    --------    --------    --------
  Net loan activity                               35,189      23,731       8,677      (2,077)     21,398
                                                --------    --------    --------    --------    --------
      Loans, net, end of year                   $200,477    $165,288    $141,557    $132,880    $134,957
                                                ========    ========    ========    ========    ========

      The following table presents, as of September 30, 2005, the dollar amount of all loans due after September 30, 2006, and whether such loans have fixed or adjustable interest rates.


                                  Due After September 30, 2006
                               -----------------------------------
                                Fixed      Adjustable      Total
                               -----------------------------------
                                         (In Thousands)

Mortgage loans                 $57,181      $92,763       $149,944
Commercial mortgages loans      16,773        7,211         23,984
Home equity loans                2,238            -          2,238
Consumer loans                     285            -            285
Commercial loans                 2,483            -          2,483
                               -------      -------       --------
                               $78,960      $99,974       $178,934
                               =======      =======       ========

      Loan Commitments. The Bank generally makes loan commitments to borrowers not exceeding 45 days. At September 30, 2005, the Bank had $12.1 million in loan commitments outstanding, primarily for the origination of one- to four-family residential real estate loans, commercial loans and commercial real estate loans. Unadvanced funds on home equity lines-of-credit and commercial lines-of-credit at September 30, 2005 represented $14.8 million and $2.0 million, respectively.

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

      Loan Approval and Administrative Procedures. On an annual basis the Board of Directors approves the Bank's lending policies, procedures, loan approval limits, and outside, independent firms (such as appraisers), that may be retained during the underwriting process. Depending on the type and size of the requested loan, coupled with the borrower's aggregate loan balances with the Bank, loans may be approved by individual loan officers, the loan committee or the executive committee. Residential mortgage loan requests for one-to four-family homes in amounts up to $1,000,000 may be approved by the loan committee. One-to four-family mortgage requests greater than $1,000,000 require approval by the executive committee. Commercial and Industrial Loan (Commercial Real Estate, Term loans, Lines-of-credit, etc.) requests up to $1,000,000 may be approved by the loan committee. Commercial and Industrial loan requests exceeding $1,000,000 require approval of the executive committee. The Bank requires that all prospective borrowers complete a loan application and sign documentation authorizing the release of financial information to the Bank such as credit reports, personal financial statements, individual/corporate tax returns, financial statements and other necessary information. Upon receipt of the information, the Bank will proceed with the underwriting process. If necessary, the Bank may require additional financial or credit related information from the applicant. The Bank requires an appraisal for commercial and residential mortgage loans, except in some cases where existing mortgages are being refinanced. Appraisals are performed by licensed or certified third-party appraisal firms and are reviewed by the Bank's lending department. The Bank requires title insurance on all mortgage loans, except for home equity credit lines and fixed-rate home improvement loans. For those exceptions, the Bank requires evidence of previous title insurance. The Bank requires borrowers to obtain hazard insurance and may require borrowers to obtain flood insurance prior to closing. For properties with a private sewage disposal system, the Bank also requires evidence of compliance with applicable laws. Further, if requested by the Bank, some borrowers are required to deposit funds on a monthly basis to an escrow account for the future payment of real estate taxes, and premium payments for flood insurance and private mortgage insurance.

      Interest rates charged by the Bank on all loans are primarily determined by competitive loan rates offered in its market area and interest rate costs of the source of funding for the loan. The Bank may charge an origination fee on new mortgage loans. The origination fees, net of direct origination costs, are deferred and amortized into income over the life of the loan. At September 30, 2005, the amount of net deferred loan origination costs was $620 thousand.

      Loan Maturity and Re-pricing. The following table sets forth certain information as of September 30, 2005 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. This table does not include prepayments on scheduled principal amortizations.


                                                                          At September 30, 2005
                                         ---------------------------------------------------------------------------------------
                                                  Mortgage Loans (1)
                                         -------------------------------------      Home
                                                       Variable     Commercial     Equity
                                         Fixed Rate      Rate        Mortgage     Lines-of    Consumer    Commercial     Total
                                         Mortgages     Mortgages      Loans       -Credit      Loans        Loans        Loans
                                         ---------------------------------------------------------------------------------------
                                                                              (In thousands)

Amounts due:
  Within one year                         $   772      $  7,602      $ 2,995      $13,214       $231        $  921      $ 25,735
  One to three years                        2,329        10,141        9,853            0         93           369        22,785
  Over three to five years                    379        17,245        4,610            0        151           869        23,254
  Over five to ten years                    5,393        62,796        8,425          720         16         1,234        78,584
  Over ten to twenty years                 36,378           253        1,096        1,518          0             0        39,245
  Over twenty years                        12,702         2,328            0            0         25            11        15,066
                                          -------      --------      -------      -------       ----        ------      --------
      Loans, gross                        $57,953      $100,365      $26,979      $15,452       $516        $3,404       204,669
                                          =======      ========      =======      =======       ====        ======
  Due to borrowers on
   Incomplete loans                                                                                                       (4,287)
  Net deferred loan origination costs                                                                                        620
  Net premium on purchased
   loans and indirect lending                                                                                                260
  Allowance for loan losses                                                                                                 (785)
                                                                                                                        --------
  Loans, net                                                                                                            $200,477
                                                                                                                        ========

--------------------
<F1>  Net of unadvanced loan funds

      Non-Performing Assets, Asset Classification and Allowances for Losses. The Senior Lending Officer, working with other members of the loan committee, continually monitors the status of all delinquent loans. On a monthly basis, the Senior Lending Officer presents an update of the status of loans to both the Bank's executive committee and board of directors. One of the Bank's primary tools utilized to manage and control delinquent and problem loans is the Watched Asset List. This report identifies all loans or commitments that are considered to have inherent collateral or cash flow deficiencies that could result in a potential loss to the Bank if not properly supervised. The subject loans are managed by the loan committee, which, together with the executive committee, may meet more frequently to discuss the status of particular loans and to add or delete loans from the Watched Asset List, as is deemed appropriate. At September 30, 2005, the Bank had 4 loans which were 90 days or more past due which totaled $175 thousand. The Bank also had $1.2 million in assets classified as substandard and $361 thousand classified as special mention at September 30, 2005. No assets were classified as doubtful or loss.

      The Bank had $175 thousand and $121 thousand non-performing assets at September 30, 2005 and 2004, respectively.

      The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated:


                                                                           At September 30,
                                                               -----------------------------------------
                                                               2005     2004     2003     2002     2001
                                                               ----     ----     ----     ----     ----
                                                                        (Dollars in thousands)

Non-accrual first mortgage loans                               $154     $ 42     $204     $140     $  0
Non-accrual consumer and other loans                             21       79      430        0        0
Accruing loans delinquent 90 days or more                         0        0        0        0        0
                                                               ----     ----     ----     ----     ----
Total non-performing and delinquent loans                       175      121      634      140        0
Foreclosed real estate, net                                       0        0        0        0        0
                                                               ----     ----     ----     ----     ----
Total non-performing assets and delinquent loans               $175     $121     $634     $140     $  0
                                                               ====     ====     ====     ====     ====

Non-performing and delinquent loans to total loans             0.09%    0.07%    0.45%    0.11%    0.00%
Non-performing assets and delinquent loans to total assets     0.06%    0.05%    0.25%    0.06%    0.00%

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

      Impaired loans generally are individually assessed to determine whether a loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's cash flows. Groups of smaller balance loans, however, are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures. The Bank had $175 thousand of loans classified as impaired at September 30, 2005. There were $300 thousand of loans classified as impaired at September 30, 2004 and $814 thousand at September 30, 2003.

      Troubled debt restructuring generally involves a modification of terms of a borrower's debt and can affect the carrying value of a loan. At September 30, 2005, 2004 and 2003, the Bank had no loans classified as troubled debt restructuring.

      Foreclosed real estate consists of property the Bank acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the investment in the loan or fair value. Thereafter, the Bank carries foreclosed real estate at fair value less estimated selling costs, net of a valuation allowance account established through provisions charged to income, which result from the ongoing periodic valuations of foreclosed real estate properties. The Bank had no foreclosed real estate at September 30, 2005, 2004 and 2003.

      Allowance for Loan Losses. The following table presents the activity in the Bank's allowance for loan losses at or for the dates indicated:


                                               At or for the Years Ended September 30,
                                          --------------------------------------------------
                                           2005       2004       2003       2002      2001
                                           ----       ----       ----       ----      ----
                                                        (Dollars in thousands)

Balance at beginning of year              $  950     $  911     $  926     $  916     $ 874
                                          ------     ------     ------     ------     -----
(Credit) provision for loan losses          (173)        70          0          8        48
                                          ------     ------     ------     ------     -----
Charge-off:
  Mortgage loans                               0          0          0          0         0
  Commercial Loans                             0        (33)         0          0         0
  Consumer loans                               0         (2)       (19)       (11)      (10)
                                          ------     ------     ------     ------     -----
      Total charge-offs                        0        (35)       (19)       (11)      (10)
Recoveries                                     8          4          4         13         4
                                          ------     ------     ------     ------     -----
Balance at end of year                    $  785     $  950     $  911     $  926     $ 916
                                          ======     ======     ======     ======     =====

Net charge-offs/(recoveries) for
 the year                                 $   (8)    $   31     $   15     $   (2)    $   6

Ratio of net charge-offs/(recoveries)
 to average loans outstanding
 during the year                          -0.004%     0.021%     0.011%    -0.001%    0.005%

Allowance for loan losses as a
 percent of total loans before the
 allowance for loan losses                  0.39%      0.57%      0.64%      0.69%     0.67%

Allowance for loan losses as a
 percent of non-performing loans          448.57%    785.12%    143.69%    661.43%     0.00%

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


                                                                     At September 30,
                         --------------------------------------------------------------------------------------------------------
                         2005                 2004                 2003                 2002                 2001
                         --------------------------------------------------------------------------------------------------------
                                   Percent of           Percent of           Percent of           Percent of           Percent of
                                    Loans in             Loans in             Loans in             Loans in             Loans in
                                    Category             Category             Category             Category             Category
                          Dollar    to Total   Dollar    to Total   Dollar    to Total   Dollar    to Total   Dollar    to Total
                          Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans
                         --------------------------------------------------------------------------------------------------------
                                                                (Dollars are in thousands)

Real estate-mortgage:
  Residential (1)        $    369    84.90%   $    280    84.09%   $    159    85.16%   $    133   81.25%    $    165    85.74%
  Commercial                  102    13.18%         89    13.96%        138    11.90%         41   14.78%          39     9.70%
Commercial                    292     1.67%        434     1.52%        487     2.26%        643    2.74%         606     2.64%
Consumer                        3     0.25%          4     0.42%         18     0.68%         24    1.22%          28     1.92%
Unallocated                    19     0.00%        143     0.00%        109     0.00%         85    0.00%          78     0.00%
                         --------             --------             --------             --------             --------
      Total Allowance
       for loan losses   $    785   100.00%   $    950   100.00%   $    911   100.00%   $    926   100.00%   $    916   100.00%
                         ========   ======    ========   ======    ========   ======    ========   ======    ========   ======

Gross Loans              $201,262             $166,238             $142,468             $133,806             $135,873
Allowance as % of Gross
 Loans                                0.39%                0.57%                0.64%               0.69%                 0.67%

--------------------
<F1>  Includes home equity lines of credit and construction loans.

      The allowance for loan loss was $785 thousand at September 30, 2005 as compared to $950 thousand at September 30, 2004.

      With regard to determining how the allowance for loan loss is allocated to various categories of loans, specific individual loans selected to appear on the Bank's Watched Asset List have been identified by the line officer (relationship manager) and reviewed by management as having a defined weakness, such as insufficient cash flow, inadequate collateral, irregular payment history, etc., which could jeopardize the contractual repayment of the loan. Potential loss factors are quantified utilizing a "discount factor" against the collateral held for a specific loan or a related group of loans. All substandard loan factors are decided by the line officer that has intimate knowledge of the loan relationship and the collateral supporting the obligation. The discounts can range from 0% to 100%, depending on the nature of the collateral and the circumstances behind the loan classification. The discounted collateral value is then compared with the outstanding loan balance to determine the adequacy of the specific allowance for loan loss allocated. The remaining loans not subject to individual review, are evaluated as related, homogeneous, groups according to specific loan categories. Residential real estate mortgage loans generally fall into this category of homogeneous groups. Loss factors are assigned to each related, homogeneous, group according to factors such as historical losses, delinquency trends, peer group comparisons, industry and economic data and loss percentages generally used by banking regulators for similarly graded loans.

      The allowance for loan loss allocated to residential real estate mortgage loans increased by $89 thousand to $369 thousand at September 30, 2005 as compared to $280 thousand at September 30, 2004. The increase is mainly a result of an increase of $33.4 million aggregate balances of homogeneous loans in this group. Most of the $33.4 million increase in residential real estate mortgage loans was in the variable-rate mortgage loans and home equity lines-of-credit categories which, during the periods of generally rising interest rates, have a higher inherent repayment risk, due to the effect that higher mortgage payments have upon a borrower's capacity to pay debt. Such loss characteristics, which exist throughout the long-term life of such loans, are less obvious in generally favorable economic conditions.

      The allowance for loan loss allocated to commercial real estate mortgage loans increased by $13 thousand to $102 thousand at September 30, 2005 as compared to an allowance for loan loss of $89 thousand at September 30, 2004. The increase in the allowance for loan losses in this category was due primarily to the $3.7 million increase in the balance of loans in this category.

      Primarily due to an improvement in portfolio risk characteristics, the allowance for loan losses allocated to commercial loans declined by $142 thousand, to $292 thousand at September 30, 2005. The balance of loans in this homogenous group increased slightly to $3.4 million at September 30, 2005 from $2.5 million at September 30, 2004.

      The allowance for loan loss allocated to consumer loans declined slightly from September 30, 2004 to September 30, 2005 and primarily reflects a decline in the balance of consumer loans. At September 30, 2005, the balance of consumer loans was $516 thousand, as compared to $704 thousand at September 30, 2004.

      The allowance designated as unallocated was $19 thousand at September 30, 2005 as compared to an unallocated balance of $143 thousand at September 30, 2004. The unallocated component of the allowance is maintained to cover uncertainties that could affect management's estimate of probable losses and also reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio. The Bank has no established range into which the unallocated portion of the allowance should fall. The amount of the unallocated allowance at September 30, 2005 is considered by management to be reasonable.

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

      At September 30, 2005, with the exception of securities of the Federal agencies and corporations, the Company had no securities of any issuer where the aggregate market and book value of the securities of such issuer, exceeded 10 percent of stockholders' equity.

      At September 30, 2005 and September 30, 2004, the Bank's liquidity ratio was 80.7% and 69.5%, respectively. The increase in the liquidity percentage was due primarily to an increase in the liquidity of the investment portfolio. For information regarding the carrying values, yields and maturities of the Bank's securities, see "Carrying Values, Yields and Maturities" further on in this section.

      At September 30, 2005, the fair value of the Federal agency securities portfolio totaled $27.5 million, or 90.1% of stockholders' equity. This portfolio consists primarily of securities with maturities of one to five years. Some of the agency debentures are callable and call provisions vary following a minimum holding period. The Bank generally does not purchase structured notes, and at September 30, 2005, there were no structured notes in the Bank's portfolio.

      At September 30, 2005, the portfolio of other debt obligations, excluding mortgage-backed securities, totaled $11.4 million. The Bank's policy generally requires that investment in corporate debt obligations be limited to corporate bonds with an "A" rating or better by at least one nationally recognized rating service at the time of purchase.

      At September 30, 2005, the Bank's mortgage-backed securities, all of which were classified as available for sale, totaled $25.0 million, or 8.6% of total assets. The Bank generally purchases mortgage-backed securities as a means to deploy excess liquidity at more favorable yields than other investment alternatives. In addition, mortgage-backed securities generate positive interest rate spreads with minimal administrative expense and lower the Bank's overall credit risk due to the fact that they are directly or indirectly insured or guaranteed. Purchases of mortgage-backed securities have declined as the Bank continues to experience an increase in loans. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize the Bank's borrowings. In general, mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac and GNMA are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk-weighting assigned to most non-securitized residential mortgage loans. While mortgage-backed securities carry a reduced credit risk as compared to whole loans, they remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect both the prepayment rates and value of mortgage-backed securities.

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

      The following table presents activity in the Bank's securities portfolio, including FHLB stock for the years indicated:


                                               For the Year Ended September 30,
                                               ---------------------------------
                                                2005         2004         2003
                                               ---------------------------------
                                                     (Dollars In Thousands)

Beginning balance                              $75,001     $ 88,840     $ 76,888
  Purchases                                      7,208       32,029       55,022
  Maturities                                    (3,700)      (6,790)      (4,955)
  Sales and calls                               (4,259)     (30,525)     (22,754)
  Principal repayments                          (5,634)      (6,285)     (14,788)
  Premium and (discount) amortization, net        (399)        (522)        (333)
  Recognition of expired options                     0            0            0
  Change in net unrealized gains/(losses)       (1,311)      (1,746)        (240)
  Write-down                                         0            0            0
                                               -------     --------     --------
Ending balance                                 $66,906     $ 75,001     $ 88,840
                                               =======     ========     ========

      The following table sets forth certain information regarding the amortized cost and fair value of the Bank's securities at the dates indicated.


                                                                   At September 30,
                                       -------------------------------------------------------------------------
                                               2005                      2004                      2003
                                       -------------------------------------------------------------------------
                                       Amortized      Fair       Amortized      Fair       Amortized      Fair
                                         Cost         Value        Cost         Value        Cost         Value
                                       -------------------------------------------------------------------------
                                                                (Dollars in thousands)

Debt securities:
  Federal agency obligations            $27,917      $27,474      $21,549      $21,514      $28,806      $29,295
  Banking and finance obligations         7,801        7,726       12,442       12,645       18,329       19,070
  Other bonds and obligations             3,711        3,721        5,299        5,433        7,030        7,358
                                        -------      -------      -------      -------      -------      -------
      Total debt securities              39,429       38,921       39,290       39,592       54,165       55,723
                                        -------      -------      -------      -------      -------      -------
Mortgage-backed and mortgage-
 related securities:
  FHLMC                                   8,079        7,866        9,866        9,816        7,609        7,674
  FNMA                                   16,218       15,866       21,620       21,602       19,435       19,719
  GNMA                                      319          316          427          423          628          630
  Other                                     981          971        1,122        1,119        1,380        1,394
                                        -------      -------      -------      -------      -------      -------
      Total mortgage-backed and
       mortgage-related securities       25,597       25,019       33,035       32,960       29,052       29,417
                                        -------      -------      -------      -------      -------      -------
Marketable equity securities                  1            0          410          407        2,403        2,450
FHLB stock                                2,966        2,966        2,042        2,042        1,250        1,250
                                        -------      -------      -------      -------      -------      -------
      Total Securities                  $67,993      $66,906      $74,777      $75,001      $86,870      $88,840
                                        =======      =======      =======      =======      =======      =======

      The following table sets forth the amortized cost and fair value of the Bank's mortgage-backed and mortgage-related securities, all of which were classified as available for sale at the dates indicated.


                                                                           At September 30,
                                    ----------------------------------------------------------------------------------------------
                                                 2005                            2004                            2003
                                    ----------------------------------------------------------------------------------------------
                                    Amortized  Percent of   Fair    Amortized  Percent of   Fair    Amortized  Percent of   Fair
                                      Cost     Total (1)    Value     Cost     Total (1)    Value     Cost     Total (1)    Value
                                    ----------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)

Mortgage-backed and mortgage-
 related securities:
  FHLMC                              $ 8,079     31.44%    $ 7,866   $ 9,866     29.87%    $ 9,816   $ 7,609     26.19%    $ 7,674
  FNMA                                16,218     63.42%     15,866    21,620     65.44%     21,602    19,435     66.90%     19,719
  GNMA                                   319      1.26%        316       427      1.29%        423       628      2.16%        630
  Other                                  981      3.88%        971     1,122      3.40%      1,119     1,380      4.75%      1,394
                                     -------    ------     -------   -------    ------     -------   -------    ------     -------
      Total mortgage-backed and
       mortgage-related securities   $25,597    100.00%    $25,019   $33,035    100.00%    $32,960   $29,052    100.00%    $29,417
                                     =======    ======     =======   =======    ======     =======   =======    ======     =======

<F1>  Based on amortized cost

      Carrying Values, Yields and Maturities. The table below presents information regarding the carrying values, weighted average yields and contractual maturities of debt securities at September 30, 2005. Mortgage-backed securities are presented by issuer. Yields on tax exempt obligations were not computed on a tax equivalent basis.


                                                                       September 30, 2005
                              ----------------------------------------------------------------------------------------------------
                                                  More than One Year  More than Five Years
                               One Year or Less     to Five Years         to Ten Years      More than Ten Years       Total
                              ----------------------------------------------------------------------------------------------------
                                        Weighted            Weighted            Weighted              Weighted            Weighted
                              Carrying  Average   Carrying  Average   Carrying  Average     Carrying  Average   Carrying  Average
                               Amount    Yield     Amount    Yield     Amount    Yield       Amount    Yield     Amount    Yield
                              ----------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)

Debt securities:
  Federal agency obligations  $ 6,953    3.66%    $20,521    3.65%     $    0    0.00%      $     0    0.00%    $27,474    3.65%
  Banking and finance
   obligations                  4,316    5.94%      3,410    5.78%          0    0.00%            0    0.00%      7,726    5.87%
  Other bonds and obligations   2,106    5.47%      1,615    4.75%          0    0.00%            0    0.00%      3,721    5.16%
                              -------             -------              ------               -------             -------
      Total debt securities    13,375    4.68%     25,546    4.00%          0    0.00%            0    0.00%     38,921    4.24%
                              -------             -------              ------               -------             -------
Mortgage-backed and mortgage-
 related securities
  FHLMC                             0    0.00%        260    5.44%      1,731    4.30%        5,875    4.09%      7,866    4.18%
  FNMA                              0    0.00%      3,679    4.88%        461    6.08%       11,726    4.40%     15,866    4.56%
  GNMA                              0    0.00%          0    0.00%          0    0.00%          316    3.51%        316    3.51%
  Other                             0    0.00%          0    0.00%          0    0.00%          971    3.89%        971    3.89%
                              -------             -------              ------               -------             -------
      Total mortgage-backed
       and mortgage-related
       securities                   0    0.00%      3,939    4.92%      2,192    4.67%       18,888    4.26%     25,019    4.40%
                              -------             -------              ------               -------             -------
Total                         $13,375    4.68%    $29,485    4.13%     $2,192    4.67%      $18,888    4.26%    $63,940    4.30%
                              =======             =======              ======               =======             =======

Deposit Activity and Other Sources of Funds

      General. Deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations are the Bank's primary sources of funds for use in lending, investing and for other general purposes. The Bank, most recently, has been utilizing borrowed funds from the Federal Home Loan Bank ("FHLB") in order to fund loans and in connection with the Bank's management of the interest rate sensitivity of its assets and liabilities.

      Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank currently offers regular savings deposits, NOW accounts, personal and business demand accounts, money market accounts and certificates of deposit. The Bank also offers Individual Retirement Accounts ("IRA's"), which at September 30, 2005 totaled $9.8 million.

      Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. The Bank's deposits are primarily obtained from areas surrounding its offices, and the Bank relies primarily on paying competitive rates, service and long-standing relationships with customers to attract and retain these deposits. The Bank also has developed deposit products to attract and retain individual and commercial depositors. Some programs involve the introduction of commercial deposit products tailored to small-and medium-sized businesses, such as the Bank's business and commercial checking accounts. The Bank does not use brokers to obtain deposits.

      When the Bank determines its deposit rates, it considers local and Internet-based competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as total savings accounts, NOW accounts, money market accounts and demand accounts) represented 69.9% of total deposits at September 30, 2005. At September 30, 2005, certificates of deposit with remaining terms to maturity of less than one year represented 21.4% of total deposits at September 30, 2005.

      The following table presents the Bank's deposit activity for the years indicated.


                                                  For the Years Ended September 30,
                                                  ----------------------------------
                                                    2005         2004         2003
                                                  ----------------------------------
                                                        (Dollars In Thousands)

Beginning balance                                 $211,710     $215,898     $202,063
Net deposits                                        (4,407)      (6,512)      10,542
Interest paid on deposit accounts                    2,978        2,324        3,293
                                                  --------     --------     --------
Ending Balance                                    $210,281     $211,710     $215,898
                                                  ========     ========     ========
Total (decrease) increase in deposit accounts     $ (1,429)    $ (4,188)    $ 13,835
Percentage (decrease) increase                       -0.67%       -1.94%        6.85%

      At September 30, 2005, the Bank had $18.6 million in certificates of deposit with balances of $100,000 and over maturing as follows:


                                         At September 30, 2005
                                         ----------------------
                                                      Weighted
                                                      Average
                                         Amount         Rate
                                         ----------------------
                                         (Dollars in thousands)

Maturity Period:
Three months or less                     $ 4,465       2.80%
Over three months through six months       3,004       2.90%
Over six months through 12 months          4,537       3.44%
Over 12 months                             6,592       3.67%
                                         -------
Total                                    $18,598       3.28%
                                         =======

      The following table presents the distribution of the Bank's deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average interest rate on each category of deposits.


                                                                            At September 30,
                                        ----------------------------------------------------------------------------------------
                                                    2005                          2004                          2003
                                        ----------------------------------------------------------------------------------------
                                                            Weighted                      Weighted                      Weighted
                                                  Percent   Average             Percent   Average             Percent   Average
                                                  of total  Nominal             of total  Nominal             of total  Nominal
                                         Amount   deposits    Rate     Amount   deposits    Rate     Amount   deposits    Rate
                                        ----------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)

Non-interest bearing accounts           $ 22,245   10.58%    0.00%    $ 25,131   11.87%    0.00%    $ 19,740    9.14%    0.00%
NOW accounts                              17,800    8.46%    0.13%      20,044    9.47%    0.10%      19,093    8.84%    0.10%
Savings accounts:
  Regular                                 35,735   16.99%    0.40%      39,932   18.86%    0.40%      44,103   20.43%    0.50%
  Tiered-rate                             66,091   31.44%    1.99%      72,242   34.12%    1.55%      73,525   34.06%    1.42%
                                        --------  ------              --------  ------              --------  ------
      Total savings accounts             101,826   48.43%    1.43%     112,174   52.99%    1.14%     117,628   54.49%    1.08%
                                        --------  ------              --------  ------              --------  ------
Money market deposit accounts              5,161    2.45%    3.19%       6,139    2.90%    1.00%       5,247    2.43%    1.00%
                                        --------  ------              --------  ------              --------  ------
      Total non-certificate accounts     147,032   69.92%    1.12%     163,488   77.22%    0.83%     161,708   74.90%    0.83%
                                        --------  ------              --------  ------              --------  ------
Certificates of deposit accounts:
  Due within 1 year                       44,371   21.10%    2.97%      34,183   16.15%    1.84%      42,544   19.71%    2.15%
  Over 1 year through 3 years             17,831    8.48%    3.46%      12,090    5.71%    2.63%      11,646    5.39%    2.82%
  Over 3 years                             1,047    0.50%    4.05%       1,949    0.92%    3.28%           0    0.00%    0.00%
                                        --------  ------              --------  ------              --------  ------
      Total certificate accounts          63,249   30.08%    3.12%      48,222   22.78%    2.08%      54,190   25.10%    2.29%
                                        --------  ------              --------  ------              --------  ------
      Total deposits                    $210,281  100.00%    1.72%    $211,710  100.00%    1.12%    $215,898  100.00%    1.19%
                                        ========  ======              ========  ======              ========  ======

      Borrowings. The Bank borrows funds from the FHLB for use in connection with its management of liquidity, interest rate sensitivity of its assets and liabilities, as well as to fund loan growth and for other general purposes. Over the past year, the Bank has increased its advances from the FHLB in response to a decline in deposit sources of funds and increased lending activity. The advances are collateralized by certain of the Bank's mortgage loans and by its investment in stock of the FHLB. The maximum amount the FHLB will advance to its members, including the Bank, fluctuates from time to time in accordance with FHLB policies. At September 30, 2005, the Bank had outstanding advances from the FHLB of $50.0 million and had the capacity to increase outstanding advances to $115.9 million based on the Bank's qualified collateral available to the FHLB. The Bank expects to continue to borrow from the FHLB.

      The following table presents certain information regarding the Bank's borrowed funds at or for the years ended on the dates indicated.


                                         At or for the Years Ended September 30,
                                         ---------------------------------------
                                              2005        2004        2003
                                         ---------------------------------------
                                                 (Dollars in thousands)

Federal Home Loan Bank advances:
  Average balance outstanding                $32,125     $16,215     $9,500
  Maximum amount outstanding at any
   month-end during the year                 $50,000     $31,000     $9,500
  Balance outstanding at end of year         $50,000     $21,500     $9,500
  Weighted average interest rate
   during the year                              3.71%       3.94%      6.42%
  Weighted average interest rate
   end of year                                  4.08%       3.37%      5.36%

      Of the FHLB advances outstanding at September 30, 2005, $4,000 of these advances are short-term advances with original maturities of less than one year at a weighted average interest rate of 4.21%. The average balance outstanding was $3,109, the maximum balance outstanding at any month-end during the year was $6,250 and the weighted average interest rate during the year was 3.11%.

Selected Financial Ratios and Other Data

      The following information in the table are selected financial ratios and other data for the Company for the years indicated:


                                                             At or for the Years Ended September 30,
                                                             ----------------------------------------
Selected Financial Ratios and Other Data (1)                    2005           2004           2003
                                                             ----------------------------------------

Performance Ratios:
  Return on average assets                                        0.32%          0.46%          0.38%
  Return on average stockholders' equity                          3.11%          4.14%          3.39%
  Average stockholders' equity to average assets                 10.43%         11.10%         11.36%
  Stockholders' equity to assets at end of year                   9.81%         10.87%         11.21%
  Net interest rate spread (2)                                    2.99%          3.32%          3.24%
  Net interest margin (3)                                         3.25%          3.53%          3.52%
  Average interest-earning assets to average
   interest-bearing liabilities                                 116.44%        117.19%        116.40%
  Operating expenses as a percent of average assets               3.02%          3.05%          3.03%
  Efficiency ratio (4)                                           90.45%         83.81%         85.00%
Regulatory Capital Ratios: (5)
  Total risk-based capital                                       19.51%         20.97%         20.68%
  Tier 1 risk-based capital                                      19.00%         20.29%         20.02%
  Regulatory tier 1 leverage capital                             10.18%         10.79%         10.91%
Asset Quality Ratios:
  Non-performing loans as a percent of loans                      0.09%          0.07%          0.45%
  Non-performing assets as a percent of total assets              0.06%          0.05%          0.25%
  Allowance for loan losses as a percent of total loans
   before the allowance for loan losses                           0.39%          0.57%          0.64%
Number of:
  Full-service offices (6)                                           4              4              5
  Full-time equivalent employees                                    75             68             74
Share Data:
  Basic number of weighted average shares outstanding        1,553,046      1,541,927      1,530,003
  Dilutive number of weighted average shares outstanding     1,571,204      1,563,727      1,548,849
  Basic earnings per share                                       $0.58          $0.77          $0.63
  Dilutive earnings per share                                    $0.57          $0.76          $0.62
  Dividends declared per share                                   $0.24          $0.20          $0.20
  Dividend payout ratio (7)                                      41.99%         26.23%         32.07%

--------------------
<F1>  Asset Quality and Regulatory Capital Ratios are end of year ratios.
<F2>  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
<F3>  Net interest margin represents net interest income as a percentage of average interest-earning assets.
<F4>  Efficiency ratio represents total operating expenses divided by the sum of net interest income, customer service fees and miscellaneous income.
<F5>  Ratios are based on consolidation.
<F6>  The number of full service offices does not include the Bank's branch at the Willows retirement community. Shaw's Supermarket branch closed in 2004.
<F7>  Dividend payout ratio represents dividends declared per share divided by dilutive earnings per share.

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

      The Bank's competition for loans comes principally from commercial banks, savings institutions, mortgage companies, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. The Bank's most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Bank faces additional competition for deposits from short-term money market funds, corporate and government securities funds, brokerage firms, Internet banks and insurance companies. The Bank expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the industry.

Employees

      At September 30, 2005, the Bank had 67 full-time and 8 part-time employees. None of the Bank's employees is represented by a collective bargaining agreement. Management of the Bank believes that it enjoys excellent relations with its personnel.

Subsidiary Activities

      Eli Whitney Security Corporation. Eli Whitney Security Corporation is a wholly-owned subsidiary of the Bank. Eli Whitney was established in 1995 as a Massachusetts security corporation for the purpose of buying, selling and holding securities on its own behalf and not as a broker. The income earned on Eli Whitney's securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained by the Bank. At September 30, 2005, Eli Whitney had total assets of $43.9 million, virtually all of which were in securities.

      The Hundredth Corporation. The Hundredth Corporation is a wholly-owned subsidiary of the Bank. The Hundredth Corporation was established in 1991 for the investment in real or personal property. At September 30, 2005, The Hundredth Corporation had total assets of $989 thousand. Its largest investment consists of $958 thousand of land on which the Bank constructed its expanded Maple Avenue, Shrewsbury Branch office.

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

      Distributions. To the extent that the Bank makes non-dividend distributions to shareholders, such distributions will be considered to result in distributions from the Bank's base year reserve, i.e., its reserve as of October 31, 1988, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in the Bank's taxable income.

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

      The MHC and the Company, as bank holding companies controlling the Bank are subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the rules and regulations of the Federal Reserve Board (the "FRB") under the BHCA and to the provisions of the Massachusetts General Laws applicable to savings banks and other depository institutions and their holding companies (the "Massachusetts banking laws") and the regulations of the Division under the Massachusetts banking laws applicable to bank holding companies. The MHC and the Company are required to file reports with, and otherwise comply with the rules and regulations of the FRB and the Division. The Company is required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws. Any change in such laws and regulations, whether by regulatory action or through legislation, could have a material adverse impact on the MHC, the Company and the Bank, and their operations and stockholders.

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

      Community Reinvestment Act. The Bank is also subject to provisions of the Massachusetts banking laws that, like the provisions of the federal Community Reinvestment Act ("CRA"), impose continuing and affirmative obligations upon a banking institution organized in Massachusetts to serve the credit needs of its local communities ("Massachusetts CRA"). The obligations of the Massachusetts CRA are similar to those imposed by the CRA, with the exception of the assigned exam ratings. Massachusetts banking law provides for an additional exam rating of "high satisfactory" in addition to the federal CRA ratings of "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." The Division has adopted regulations to implement the Massachusetts CRA that are based on the CRA. See "Federal Banking Regulation - Community Reinvestment Act." The Division is required to consider a bank's Massachusetts CRA rating when reviewing the bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Massachusetts CRA requires the Division to assess a bank's compliance with the Massachusetts CRA and to make such assessment available to the public. The Bank's most recent Massachusetts CRA rating dated February 20, 2003, from the Division was a rating of "Satisfactory."

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

      Loans to a Bank's Insiders. Provisions of the Massachusetts banking laws prohibit a savings bank from making a loan or otherwise extending credit to any of its officers and directors or trustees and prohibits any such officer, director or trustee from borrowing, otherwise becoming indebted, or becoming liable for a loan or other extension of credit by such bank to any other person except for any of the following loans after approval by a majority of the members of the Bank's Executive Committee, excluding any member involved in such loan or extension of credit: (a) loan or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $50,000; (b) loan or extension of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $150,000; (c) loan or extension of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $500,000; or (d) loan or extension of credit to a director or trustee of the bank who is not also an officer of the bank in an amount permissible under the bank's loan-to-one borrower limit. See "Massachusetts Banking Regulation
- Loans-to-One Borrower Limitations" above. No such loan may be granted with an interest rate or on other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.

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

      In addition, federal law may also limit the amount of dividends that may be paid by the Bank. See "Federal Banking Regulation - Prompt Corrective Action" below.

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

      The following table shows the Leverage , Tier 1 risk-based capital, and Total risk-based capital ratios, for the Bank and consolidated Company, at September 30, 2005:


                                                                  As of September 30, 2005
                                         ---------------------------------------------------------------------------
                                                                                             Minimum to be Well
                                                                Minimum for Capital       Capitalized under Prompt
                                               Actual            Adequacy Purposes      Corrective Action Provisions
                                         ---------------------------------------------------------------------------
                                         Amount      Ratio       Amount      Ratio           Amount      Ratio
                                         ---------------------------------------------------------------------------
                                                                   (Dollars in thousands)

Total risk-based capital     Company     $29,988     19.51%      $12,295     8.00%             N/A        N/A
                             Bank        $29,518     19.22%      $12,286     8.00%           $15,357     10.00%

Tier 1 risk-based capital    Company     $29,203     19.00%      $ 6,147     4.00%             N/A        N/A
                             Bank        $28,733     18.71%      $ 6,143     4.00%           $ 9,214      6.00%

Tier 1 leverage capital      Company     $29,203     10.18%      $11,480     4.00%             N/A        N/A
                             Bank        $28,733     10.09%      $11,387     4.00%           $14,234      5.00%

<F1>  For purposes of calculating Total risk-based capital and Tier 1 risk-
      based capital, assets are based on total risk-weighted assets. In calculating Tier 1 leverage capital, assets are based on adjusted total average assets.

      At September 30, 2005, the Bank was considered "well capitalized" under FDIC guidelines.

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

      Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Generally, an institution will be treated as "well capitalized" if its ratio of total capital to risk--weighted assets is at least 10%, its ratio of Tier 1 capital to risk-weighted assets is at least 6%, its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level. An institution will be treated as "adequately capitalized" if its ratio of total capital to risk--weighted assets is at least 8%, its ratio of Tier 1 capital to risk-weighted assets is at least 4%, and its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well-capitalized institution. An institution that has total risk-based capital of less than 8%, Tier 1 risk-based-capital of less than 4% or a leverage ratio that is less than 4% (or less than 3% if the institution is rated a composite "1" under the Uniform Financial Institutions Rating System) will be treated as "undercapitalized." An institution that has total risk-based capital of less than 6%, Tier 1 capital of less than 3% or a leverage ratio that is less than 3% will be treated as "significantly undercapitalized," and an institution that has a tangible capital to assets ratio equal to or less than 2% would be deemed to be "critically undercapitalized."

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

Federal Home Loan Bank System

      The Bank is a member of the FHLB of Boston. The FHLB system consists of twelve regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As part of a borrowing arrangement with the FHLB, the Bank is required to invest in classes of common stock of the FHLB in an amount determined on the basis of the Bank's residential mortgage loans and borrowings from the FHLB. The stock is redeemable at par and earns dividends declared at the discretion of the FHLB. At September 30, 2005, the Bank's investment in the common stock of the FHLB was $3.0 million.

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

      As a member, the Bank is required to purchase and maintain stock in the FHLB. At September 30, 2005, the Bank was in compliance with this requirement.

Holding Company Regulation

      Federal Regulation. The MHC and the Company are governed as bank holding companies under the BHCA. Bank holding companies are subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of September 30, 2005, the Company's total capital and Tier 1 capital ratios for the MHC and the Company exceed these minimum capital requirements.

      Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions of FDICIA, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. See "Federal Banking Regulation-Prompt Corrective Action" above. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.

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

USA PATRIOT Act

      The Bank is subject to the USA PATRIOT Act, which gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

      * Pursuant to Section 326, on May 9, 2003, the Secretary of the Department of the Treasury, in conjunction with other bank regulators, issued Joint Final Rules that provide for minimum standards with respect to customer identification and verification. These rules, which became effective on October 1, 2003, require each financial institution to implement a written customer identification program appropriate for its size, location and type of business that includes certain minimum requirements.

      * Section 312 requires financial institutions that establish, maintain, administer or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific and where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering through these accounts. A final rule under Section 312 was issued by the Treasury Department on September 26, 2002.

      * Section 318, which became effective December 26, 2001, prohibits financial institutions from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and requires financial institutions to take reasonable steps to ensure that correspondent accounts provided to foreign bankers are not being used to indirectly provide banking services to foreign shell banks.

      * Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.

The Sarbanes-Oxley Act

      The Company is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate misconduct. The Sarbanes-Oxley Act's principal legislation and the derivative legislation and rulemaking promulgated by the SEC includes:

      *     the creation of an independent accounting oversight board;

      * auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

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

      * an increase in the oversight of and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;

      * requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

      * requirement that companies disclose whether at least one member of their audit committee is a "financial expert" (as defined by the SEC) and if not, why not;

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

Federal Securities Laws

      The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is therefore subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act. The Company is also required to file annual, quarterly and periodic reports with the SEC.

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company conducts its business at the main office of the Bank and its five retail banking offices, four of which are full service branch offices. As of September 30, 2005, these properties and leasehold improvements owned by the Company and the Bank had an aggregate net book value of $4.3 million.


                                             Original Date
                               Leased or       Leased or       Date of Lease
      Location                   Owned         Acquired         Expiration
      ----------------------------------------------------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2005.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Information relating to the market for the Company's common equity, related stockholder matters and payment of dividends by the Company appears in the 2005 Annual Report to Shareholders, which is attached to this Form 10-KSB as Exhibit 13.1, and is incorporated herein by reference.

      The table below reflects the stock trading price and dividend payment frequency of the Company's stock for year ending September 30, 2005. The quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not represent actual transactions.


                   High Price     Low Price     Average Price     Dividends per share
                   ------------------------------------------------------------------

First Quarter        $32.00        $30.10          $30.98                $0.06
                   ------------------------------------------------------------------
Second Quarter       $32.00        $27.20          $29.44                $0.06
                   ------------------------------------------------------------------
Third Quarter        $27.20        $24.00          $24.79                $0.06
                   ------------------------------------------------------------------
Fourth Quarter       $29.19        $25.20          $27.77                $0.06
                   ------------------------------------------------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the 2005 Annual Report to Shareholders, which is attached to this Form 10-KSB as
Exhibit 13.1, and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

      The following information appearing in the Company's 2005 Annual Report to Shareholders, which is attached to this Form 10-KSB as Exhibit 13.1, is incorporated herein by reference.


      Annual Report Section                                       Pages in Annual Report
      ---------------------                                       ----------------------




      Report of Independent Registered Public Accounting Firm          F-1

      Consolidated Balance Sheets as of
      September 30, 2005 and 2004                                      F-2

      Consolidated Statements of Income for the
      Years Ended September 30, 2005 and 2004                          F-3 to F-4

      Consolidated Statements of Changes in
      Stockholders' Equity for the Years Ended
      September 30, 2005 and 2004                                      F-5

      Consolidated Statements of Cash Flows for the
      Years Ended September 30, 2005 and 2004                          F-6 to F-7

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

ITEM 8A.  CONTROLS AND PROCEDURES

      Management, including the Company's President and Chief Executive Officer and Senior Vice President, Treasurer and Clerk, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer and Senior Vice President, Treasurer and Clerk concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

      None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The information relating to directors and executive officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2006.

ITEM 10.  EXECUTIVE COMPENSATION

      The information relating to executive compensation is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2006.

      The following table sets forth the aggregate information of the Company's equity compensation plans in effect as of September 30, 2005.


                                                                                  Number of securities
                           Number of securities                                  remaining available for
                               to be issued           Weighted-average            future issuance under
                             upon exercise of        exercise price of          equity compensation plans
                           outstanding options,     outstanding options,     (excluding securities reflected
Plan category              warrants and rights      warrants and rights        in column (a)) see note (1)
-------------              ---------------------------------------------------------------------------------
                                   (a)                      (b)                            (c)

Equity compensation
 plans approved
 by security holders              28,500                   $11.27                        17,277

Equity compensation
 plans not approved by
 security holders                   none                     none                          none
                                  ------                   ------                        ------

      Total                       28,500                   $11.27                        17,277
                                  ------                   ------                        ------

Note (1) This amount represents 13,448 and 3,829 shares remaining to be issued from the 2001 Stock Option Plan and the 2001 Recognition and Retention Plan, respectively.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information relating to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2006.

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

4.1         Articles of Organization of Westborough Financial Services, Inc.
            (See Exhibit 3.1)

4.2         Bylaws of Westborough Financial Services, Inc. (See Exhibit 3.2)

4.3         Form of Stock Certificate of Westborough Financial Services,
            Inc.*

10.1(a) Form of Employee Stock Ownership Plan of Westborough Financial Services, Inc.*

10.1(a)1 Amendment No. 2 to Employee Stock Ownership Plan of Westborough Financial Services, Inc. ***

10.1(a)2 Amendment No. 3 to Employee Stock Ownership Plan of Westborough Financial Services, Inc. ****

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

10.6 Form of Officers' Deferred Compensation Plan of Westborough Financial Services, Inc.**

13.1        Annual Report of Westborough Financial Services, Inc.

14.1        Code of Ethics of Senior Financial Officers filed as Exhibit
            14.1 to the Company's Annual Report on Form 10KSB for the fiscal year ended September 30, 2003 is incorporated herein by reference.

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

**** Incorporated by reference to the Company's Form 8-K filed with the Securities Exchange Commission on September 2, 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information relating to principal accountant fees and services is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WESTBOROUGH FINANCIAL SERVICES, INC.

                                  By: /s/ Joseph F. MacDonough
                                      --------------------------------
                                      President and Chief Executive Officer
                                     (Duly Authorized Representative)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                               Title                             Date
----                               -----                             ----

/s/ James E. Tashjian              Chairman of the Board of          December 29, 2005
------------------------------     Directors
James E. Tashjian

/s/ Joseph F. MacDonough           President, Chief Executive        December 29, 2005
------------------------------     Officer and Director
Joseph F. MacDonough               (Principal Executive and
                                   Operating Officer)

/s/ James N. Ball                  Director                          December 29, 2005
------------------------------
James N. Ball

/s/ Nelson P. Ball                 Director                          December 29, 2005
------------------------------
Nelson P. Ball

/s/ Edward S. Bilzerian            Director                          December 29, 2005
------------------------------
Edward S. Bilzerian

/s/ Nancy M. Carlson               Director                          December 29, 2005
------------------------------
Nancy M. Carlson

/s/ David E. Carlstrom             Director                          December 29, 2005
------------------------------
David E. Carlstrom

/s/ John L. Casagrande             Senior Vice President,            December 29, 2005
------------------------------     Treasurer, Clerk and Director
John L. Casagrande                 (Principal Financial and
                                   Accounting Officer)

/s/ Benjamin H. Colonero, Jr.      Director                          December 29, 2005
------------------------------
Benjamin H. Colonero, Jr.

/s/ Jeffrey B. Leland              Director                          December 29, 2005
------------------------------
Jeffrey B. Leland

/s/ Paul F. McGrath                Director                          December 29, 2005
------------------------------
Paul F. McGrath




/s/ Charlotte C. Spinney           Director                          December 29, 2005
------------------------------
Charlotte C. Spinney

/s/ Phyllis A. Stone               Director                          December 29, 2005
------------------------------
Phyllis A. Stone