Form 10QSB
period 2005-12-31
WESTBOROUGH FINANCIAL SERVICES INC
filed 2006-02-14
CIK 1087843

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

           [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2005

                                      OR

           [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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

YES   [X]      NO   [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES   [ ]      NO   [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                      Outstanding as of February 8, 2006
              -----                      ----------------------------------

  Common Stock, par value $0.01                     1,594,774

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

                    WESTBOROUGH FINANCIAL SERVICES, INC.
                               AND SUBSIDIARY


INDEX

PART I: FINANCIAL INFORMATION                                             1

Item 1. Financial Statements                                              1

      Consolidated Balance Sheets                                         1

      Consolidated Statements of Income                                   2

      Consolidated Statements of Changes in Stockholders' Equity          3

      Consolidated Statements of Cash Flows                               4

      Notes to Unaudited Consolidated Financial Statements                5

Item 2. Management's Discussion and Analysis or Plan of Operation         8

Item 3. Controls and Procedures                                          14

PART II. OTHER INFORMATION                                               15

Item 1. Legal Proceedings                                                15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      15

Item 3. Defaults upon Senior Securities                                  15

Item 4. Submission of Matters to a Vote of Security Holders              15

Item 5. Other Information                                                15

Item 6. Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                               16

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

             Westborough Financial Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                           (Dollars in thousands)

                                                     December 31,    September 30,
                                                         2005            2005
                                                     ------------    -------------
                                                             (unaudited)

Assets
  Cash and due from banks                              $  3,305        $  3,590
  Federal funds sold                                      1,465           1,785
  Short-term investments, at fair value                   1,120           3,599
                                                       --------        --------
      Total cash and cash equivalents                     5,890           8,974

  Securities available for sale, at fair value           66,247          63,940
  Federal Home Loan Bank stock, at cost                   3,107           2,966
  Loans, net of allowance for loan losses of
   $785 and $785, respectively                          209,041         200,477
  Premises and equipment, net                             6,021           6,094
  Accrued interest receivable                             1,170           1,181
  Deferred income taxes                                   1,225           1,135
  Bank-owned life insurance                               6,370           6,118
  Other assets                                            1,521             605
                                                       --------        --------
      Total assets                                     $300,592        $291,490
                                                       ========        ========

Liabilities and Stockholders' Equity
  Deposits                                             $215,024        $210,281
  Short-term borrowings                                   4,000           4,000
  Long-term borrowings                                   49,500          46,000
  Mortgagors' escrow accounts                               430             409
  Accrued expenses and other liabilities                  3,112           2,197
                                                       --------        --------
      Total liabilities                                 272,066         262,887
                                                       --------        --------

Commitments and Contingencies

Preferred stock, $.01 par value, 1,000,000 shares
 authorized, none outstanding                                 0               0
Common stock, $.01 par value, 5,000,000 shares
 authorized, 1,594,774 and 1,594,774 issued and
 outstanding, respectively                                   16              16
Additional paid-in capital                                5,002           4,990
Retained earnings                                        24,708          24,714
Accumulated other comprehensive (loss) income              (825)           (714)
Unearned compensation-RRP (6,716 and 7,509 shares)         (110)           (130)
Unearned compensation-ESOP (26,518 and 27,255
 shares, respectively)                                     (265)           (273)
                                                       --------        --------
      Total stockholders' equity                         28,526          28,603
                                                       --------        --------
      Total liabilities and stockholders' equity       $300,592        $291,490
                                                       ========        ========

See accompanying notes to unaudited consolidated financial statements

             Westborough Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Income
                (Dollars in thousands, except per share data)

                                                                     Three Months Ended
                                                                        December 31,
                                                                 -------------------------
                                                                    2005            2004
                                                                    ----            ----
                                                                        (unaudited)

Interest and dividend income:
  Interest and fees on loans                                        $2,803          $2,235
  Interest and dividends on investment securities                      638             736
  Interest on federal funds sold                                        15              11
  Interest on short-term investments                                    33               5
                                                                    ------          ------
      Total interest and dividend income                             3,489           2,987
                                                                    ------          ------

Interest expense:
  Interest on deposits                                                 976             616
  Interest on Federal Home Loan Bank advances                          544             198
                                                                    ------          ------
      Total interest expense                                         1,520             814
                                                                    ------          ------
Net interest income                                                  1,969           2,173
(Credit) provision for loan losses                                       0            (125)
                                                                    ------          ------
Net interest income, after (credit) provision for loan losses        1,969           2,298
                                                                    ------          ------

Other income:
  Customer service fees  195   154
  Gain on sales and calls of securities available for sale, net          0               2
  Miscellaneous                                                         61              67
                                                                    ------          ------
      Total other income                                               256             223
                                                                    ------          ------

Operating expenses:
  Salaries and employee benefits                                     1,165           1,032
  Occupancy and equipment                                              270             292
  Data processing                                                      190             179
  Marketing and advertising                                             42              58
  Professional fees                                                    116              66
  Other general and administrative                                     326             398
                                                                    ------          ------
      Total operating expenses                                       2,109           2,025
                                                                    ------          ------
Income before provision for income taxes                               116             496
Provision for income taxes                                              26             157
                                                                    ------          ------
Net income                                                          $   90          $  339
                                                                    ======          ======

Number of weighted average shares outstanding-Basic              1,560,379       1,549,148
Earnings per share - Basic                                           $0.06           $0.22
Number of weighted average shares outstanding-Dilutive           1,575,665       1,569,337
Earnings per share-Dilutive                                          $0.06           $0.22

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
         Consolidated Statements of Changes in Stockholders' Equity
                           (Dollars in thousands)

                                                                               Accumulated
                                                        Additional                Other      Unearned    Unearned
                                                Common   Paid-in    Retained  Comprehensive    RRP     Compensation
                                                Stock    Capital    Earnings  Income (Loss)   Stock        ESOP        Total
                                                ------  ----------  --------  -------------  --------  ------------    -----
                                                                               (unaudited)

Balance at September 30, 2004                    $16     $4,843     $24,198       $ 159        $(209)      $(302)     $28,705

Comprehensive income
  Net income                                       -          -         339           -            -           -          339
  Change in net unrealized gain on
   securities available for sale, net of
   reclassification adjustment and tax effects     -          -           -        (209)           -           -         (209)
      Total comprehensive income                                                                                          130
                                                                                                                      -------
Cash dividends declared ($0.06 per share)          -          -         (95)          -            -           -          (95)
ESOP shares released and committed to
 to be released (737 shares)                       -         16           -           -            -           7           23
Amortization of RRP stock (838 shares)             -          -           -           -           20           -           20
Issuance of common stock under stock option
 plan, net of income tax benefits ($11)            -         27           -           -            -           -           27
                                                 ---     ------     -------       -----        -----       -----      -------
Balance at December 31, 2004 (unaudited)         $16     $4,886     $24,442       $ (50)       $(189)      $(295)     $28,810
                                                 ===     ======     =======       =====        =====       =====      =======

Balance at September 30, 2005                    $16     $4,990     $24,714       $(714)       $(130)      $(273)     $28,603

Comprehensive income:
  Net income                                       -          -          90           -            -           -           90
  Change in net unrealized gainloss on
   securities available for sale, net of
   reclassification adjustment and tax effects     -          -           -        (111)           -           -         (111)
                                                                                                                      -------
      Total comprehensive incomeloss                                                                                      (21)
                                                                                                                      -------
Cash dividends declared ($0.06 per share)          -          -         (96)          -            -           -          (96)
ESOP shares released and committed
 to be released ( 737 shares)                      -         12           -           -            -           8           20
Amortization of RRP stock ( 793 shares)            -          -           -           -           20           -           20
                                                 ---     ------     -------       -----        -----       -----      -------
Balance at December 31, 2005 (unaudited)         $16     $5,002     $24,708       $(825)       $(110)      $(265)     $28,526
                                                 ===     ======     =======       =====        =====       =====      ========

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                           (Dollars in thousands)

                                                                     Three Months Ended
                                                                        December 31,
                                                                   ----------------------
                                                                     2005          2004
                                                                     ----          ----
                                                                         (unaudited)

Cash flows from operating activities:
  Net income                                                       $     90      $    339
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    (Credit) provision for loan losses                                    -          (125)
    Net amortization of securities                                       81           101
    Amortization of net deferred loan costs and premiums
     (discounts) on purchased loans and indirect lending                  9             5
    Depreciation expense                                                116           128
    Gain on sales and calls of securities, net                            -            (2)
    Decrease in accrued interest receivable                              11             -
    Deferred income tax (benefit) provision                             (32)           38
    ESOP shares released and committed to be released                    20            23
    Amortization of RRP stock                                            20            20
    Increase in bank-owned life insurance                               (53)          (55)
    Other, net                                                           (1)          366
                                                                   --------      --------
      Net cash provided by operating activities                         261           838
                                                                   --------      --------

Cash flows from investing activities:
  Activity in available-for-sale securities:
    Sales and calls                                                       -             2
    Maturities                                                        4,000           400
    Purchases                                                        (7,941)       (2,279)
    Principal payments                                                1,384         1,351
  Purchase of Federal Home Loan Bank stock                             (141)            -
  Loan originations, net                                             (8,573)       (8,012)
  Purchase of banking premises and equipment, net                       (43)          (18)
  Premiums paid on bank-owned life insurance                           (199)         (202)
                                                                   --------      --------
      Net cash used by investing activities                         (11,513)       (8,758)
                                                                   --------      --------
Cash flows from financing activities:
  Net decrease in deposits                                            4,743        (2,357)
  Net increase in short-term borrowings                                   -         1,000
  Proceeds from Federal Home Loan Bank advances                       3,500         8,000
  Repayment of Federal Home Loan Bank advances                            -        (1,000)
  Net increase in mortgagors'' escrow accounts                           21            33
  Issuance of common stock under stock option plan,
   net of tax benefits                                                    -            27
  Dividends paid                                                        (96)          (95)
                                                                   --------      --------
      Net cash provided by financing activities                       8,168         5,608
                                                                   --------      --------

Net change in cash and cash equivalents                              (3,084)       (2,312)

Cash and cash equivalents at beginning of year                        8,974         9,171
                                                                   --------      --------

Cash and cash equivalents at end of period                         $  5,890      $  6,859
                                                                   ========      ========

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
             Notes to Unaudited Consolidated Financial Statements

      1)    Basis of Presentation and Consolidation.

      The unaudited consolidated interim financial statements of Westborough Financial Services, Inc. and Subsidiary (the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended September 30, 2005, included in the Annual Report on Form 10-KSB of the Company, the holding company for The Westborough Bank (the "Bank").

      The unaudited consolidated interim financial statements herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the consolidated interim financial statements reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements of the Company's 2005 Annual Report to Stockholders.

      2)    Commitments and Contingencies.

      At December 31, 2005, the Bank had residential and commercial loan commitments to borrowers of $3.0 million, commitments for home equity lines of $2.2 million, available home equity lines of credit of $16.8 million, unadvanced funds on commercial lines of credit, overdrafts and participation loans of $4.3 million, unadvanced funds on construction mortgages of $2.0 million and personal overdraft lines of credit of approximately $482 thousand. The Company had no commitments to purchase or sell securities at December 31, 2005. See also Part II, Item I. Legal proceedings.

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

                                              Three Months Ended December 31,
                                              -------------------------------
                                                     2005         2004
                                                     ----         ----

Net income                      As reported          $  90        $ 339
                                Pro forma            $  89        $ 332

Basic earnings per share        As reported          $0.06        $0.22
                                Pro forma            $0.06        $0.21

Diluted earnings per share      As reported          $0.06        $0.22
                                Pro forma            $0.06        $0.21

      In December 2004, the FASB issued FASB Statement No. 123 (revised
2004), Share-Based Payment ("SFAS 123(R)" or the "Statement"). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

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

      The following summarizes the components of net periodic pension cost for three-months ended December 31:

                                                  Three months ended
                                                     December 31,
                                                  ------------------
(Dollars in thousands)                              2005       2004
                                                    ----       ----

Service cost                                        $ 53       $ 50
Interest cost                                         44         47
Expected return on assets                            (54)       (55)
Transition obligation                                  1          1
Actuarial gain                                        (1)        (1)
                                                    ----       ----
                                                    $ 43       $ 42
                                                    ====       ====

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

      The following discussion compares the financial condition of the Company and its wholly owned subsidiary, the Bank, at December 31, 2005 and September 30, 2005, and the results of operations for three-months ended December 31, 2005, compared to the same period in 2004. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes that are included within this report.

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

Comparison of Financial Condition at December 31, 2005 and
 September 30, 2005

      The Company's total assets increased by $9.1 million, or 3.1%, to $300.6 million at December 31, 2005 from $291.5 million at September 30, 2005. Deposits increased by $4.7 million, or 2.3%, to $215.0 million from $210.3 million, primarily in personal checking accounts and one-year or longer term certificates of deposit. Long-term Federal Home Loan Bank advances increased by $3.5 million, or 7.6%, to $49.5 million at December 31, 2005 from $46.0 million at September 30, 2005. The increase in deposits and borrowings was used primarily to fund loan growth. Loans, net of allowance for loan losses, increased by $8.6, or 4.3%, to $209.0 million at December 31, 2005 as compared to $200.5 million at September 30, 2005 primarily as a result of net new loan growth in adjustable-rate residential and commercial loans and increases in home equity lines-of-credit. Cash and cash equivalent balances declined by $3.1 million, or 34.4%, to $5.9 million at December 31, 2005 from $9.0 million at September 30, 2005 and such funds were invested in the securities portfolio and used to fund increased loan volume.

      Total stockholders' equity decreased by $77 thousand, to $28.5 million at December 31, 2005. Stockholders' equity increased by net income of $90 thousand, however, it was offset by a $111 thousand decline in the after-tax market value of securities available for sale and the payment of $96 thousand in dividends to stockholders. The Company's securities available for sale consist primarily of interest-rate sensitive securities, whose market values change inversely with changes in market interest rates. Interest rates applicable to the securities portfolio at December 31, 2005 were generally higher than the interest rates that were applicable at September 30, 2005 and, accordingly, the after-tax market value of securities available for sale declined. For each three-months ended December 31, 2005 and December 31, 2004, the Company paid a dividend of $0.06 per share. The dividend payout ratio, which represents dividends declared per share divided by dilutive earnings per share, was 105.04% and 27.78% for three-months ended December 31, 2005 and 2004, respectively.

Comparison of Operating Results for Three-Months Ended
 December 31, 2005 and 2004

      Net Income: The Company reported earnings per share (dilutive) for three-months ended December 31, 2005 of $0.06 on net income of $90 thousand, as compared to $0.22 per share (dilutive) on net income of $339 thousand for three-months ended December 31, 2004. For three-months ended December 31, 2005, net income declined by $249 thousand, or 73.5%, as compared to three-months ended December 31, 2004. The Company's return on average assets was 0.12% for three-months ended December 31, 2005 as compared to 0.51% for three-months ended December 31, 2004 and the Company's return on average stockholders' equity was 1.26% for three-months ended December 31, 2005 as compared to 4.70% for three-months ended December 31, 2004.

      The decrease in net income for three-months ended December 31, 2005 was primarily due to a decrease in the Bank's net interest income, which is primarily attributed to a decrease in the Company's net interest margin, resulting from the effects of a relatively flat yield curve, a reduction in the (credit) provision for loan losses, and an increase in operating expenses, offset to a lesser extent, by an increase in customer service fees. For three-months ended December 31, 2005, net interest income declined by $204 thousand, or 9.4%, to $2.0 million as compared to $2.2 million for three-months ended December 31, 2004. During 2005, the Bank experienced the effects of a relatively flat yield curve, where the difference between short-term interest rates and longer-term interest rates was relatively small. As the Federal Reserve Open Market Committee increased short-term rates, the interest rates paid to interest-bearing deposit customers increased. As a result of these changes, the net interest rate spread, which represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, declined by 0.76%, to 2.51% for three-months ended December 31, 2005 as compared to 3.27% for three-months ended December 31, 2004. Primarily due to an increase in the rate of interest earned on short-term investments and loans, the yield on average interest-earning assets increased by 0.20%, to 5.02% for three-months ended December 31, 2005 from 4.82% for three-months ended December 31, 2004. However, the cost of average interest-bearing liabilities increased by 0.98%, to 2.52% for three-months ended December 31, 2005 from 1.54% for three-months ended December 31, 2004 and primarily reflects higher interest rates paid on savings accounts, certificates of deposits, money market deposit accounts and Federal Home Loan Bank advances. Continued flattening of the yield curve challenged the Bank by limiting investment opportunities and returns. Compression of the net interest rate spread can be expected to result in lower net interest income, and possibly losses, until such time as the yield curve returns to a more normal, upward slope. The Bank had no provision for loan losses for three-months ended December 31, 2005 as compared to a $125 thousand (credit) provision for loan losses for three-months ended December 31, 2004. This primarily reflects paydowns and the high credit quality of specific commercial loans for which a portion of the allowance for loan losses had been allocated. Operating expenses increased by $84 thousand, or 4.1%, to $2.1 million for three-months ended December 31, 2005. The primary reasons for the increase in operating expenses were due to general increases in employee salaries and commissions, coupled with increases in professional fees, retirement benefits and data processing fees. Professional fees increased by $50 thousand, or 75.8%, to $116 thousand for three months ended December 31, 2005 primarily due to legal and other expenses related to a civil action filed against the Bank and also due to various strategic planning projects and initiatives. Primarily as a result of a higher volume of services provided, data processing expenses increased by $11 thousand, or 6.1%, to $190 thousand for three-months ended December 31, 2005. Occupancy and equipment expenses declined by $22 thousand, or 7.5%, primarily due to the completion of a records archival initiative in December 2004. Marketing and advertising expenses declined by $16 thousand, or 27.6%, to $42 thousand, for three-months ended December 31, 2005 as compared to $58 thousand for three-months ended December 31, 2004 as a result of a decline in cable TV advertising. Other general and administrative expenses declined by 18.1%, or $72 thousand for three-months ended December 31, 2005, resulting from a timing change on payment of retainer fees to the directors of the Company. Customer service fees increased by $41 thousand, or 26.6%, to $195 thousand for three-months ended December 31, 2005 from $154 thousand for three-months ended December 31, 2004 due primarily to an increase in prepayment fees on commercial loans plus an increase in fees associated with the sale of non-deposit investment products.

      The following schedule of the Bank's net interest rate spread and net interest margin for the periods indicated is based upon average balances and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:

                                           Three Months Ended
                                               December 31,
                                           ------------------      Increase
                                             2005       2004     (decrease)(7)
                                             ----       ----     -------------

Interest-earning assets:
  Short-term investments (1)                 4.16%      1.39%        2.77%
  Investment Securities (2)                  3.77%      3.92%       -0.15%
  Loans (3)                                  5.46%      5.31%        0.15%
      Total interest-earning assets          5.02%      4.82%        0.20%

Interest-bearing liabilities:
  NOW accounts                               0.14%      0.11%        0.03%
  Savings accounts (4)                       1.43%      1.17%        0.26%
  Money market deposit accounts              3.22%      0.99%        2.23%
  Certificate of deposit accounts            3.30%      2.18%        1.12%
  Total interest-bearing deposits            2.07%      1.31%        0.76%
  Borrowed funds                             4.15%      3.46%        0.69%
      Total interest-bearing liabilities     2.52%      1.54%        0.98%

Net interest rate spread (5)(7)              2.51%      3.27%       -0.76%
Net interest margin (6)                      2.84%      3.50%       -0.66%

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

      Interest and Dividend Income: The Bank's interest and dividend income increased by $502 thousand, or 16.8%, to $3.5 million for three-months ended December 31, 2005 from $3.0 million for three-months ended December 31, 2004. The increase was primarily due to the combination of an increase in the average volume of interest-earning assets and slightly higher interest rates earned on average interest-earning assets. The average volume of interest-earning assets for three-months ended December 31, 2005 increased to $277.8 million as compared to an average volume of $248.1 million for three-months ended December 31, 2004. Additionally, the Bank's average interest rate earned on all interest-earning assets increased by 0.20%, to 5.02% for three-months ended December 31, 2005 from 4.82% for three-months ended December 31, 2004. The funding sources for the increase in the average volume of interest-earning assets were primarily from increases in borrowed funds. The average balance of loans for three-months ended December 31, 2005, increased to $205.5 million earning 5.46%, as compared to an average balance of $168.4 million earning 5.31% for three-months ending December 31, 2004. The Bank experienced continued growth in residential and commercial loans. The average balance of investment securities for three-months ended December 31, 2005 decreased to $67.7 million, earning 3.77% as compared to an average balance of $75.1 million, earning 3.92% for three-months ending December 31, 2004. The proceeds from the decrease in investment securities were used to fund loan growth. The average yield on short-term investments for three-months ended December 31, 2005 increased to 4.16% as compared to 1.39% for three-months ended December 31, 2004 on an average balance of $4.6 million for December 31, 2005 and September 30, 2005, respectively. The higher average yield on short-term investments reflects general increases in short-term rates.

      Interest Expense: Mainly due to an increase in the average rate paid on interest-bearing liabilities plus an increase in the average volume of interest-bearing liabilities, total interest expense increased by $706 thousand, or 86.7%, to $1.5 million for three-months ended December 31, 2005, from $814 thousand for three-months ended December 31, 2004. The average volume of interest-bearing liabilities, which includes interest-bearing deposits and FHLB advances, increased to $241.5 million with a cost of 2.52% for three-months ended December 31, 2005 as compared to $211.0 million with a cost of 1.54% for three-months ended December 31, 2004. The primary reason for the increase in costs reflects higher interest rates paid on savings accounts, certificates of deposits, money market deposit accounts and Federal Home Loan Bank advances. The average volume of interest-bearing deposits increased to $189.1 million, with a cost of 2.07%, for three-months ended December 31, 2005 as compared to an average balance of $188.2 million, with a cost of 1.31%, for three-months ended December 31, 2004. Within the category of interest-bearing deposits, the average balance of certificate of deposit and money market accounts increased by $14.4 million and $7.6 million, respectively, while the average balance of NOW and savings accounts declined by $3.7 and $17.5 million, respectively. The decrease in NOW and savings accounts was due to the relative attractiveness of certificate of deposit accounts, money market accounts, and alternative investments in the marketplace. During this period, the Bank utilized alternative sources of funds by increasing its borrowing from the FHLB. The average balance of borrowings increased to $52.4 million, with an average cost of 4.15% for three-months ended December 31, 2005, as compared to an average balance of $22.9 million, with an average cost of 3.46%, for three-months ended December 31, 2004. The increase in average borrowing from the FHLB primarily funded the growth in residential and commercial loans.

      Net Interest Income: The Bank's net interest income decreased by $204 thousand, or 9.4%, for three-months ended December 31, 2005, to $2.0 million compared to three-months ended December 31, 2004. The decrease was primarily attributed to the combination of an increase in interest expense of $706 thousand, offset, to a lesser extent, by an increase in interest and dividend income of $502 thousand. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, declined by 0.76% to 2.51% for three-months ended December 31, 2005 as compared to 3.27% for three-months ended December 31, 2004.

      (Credit) provision for Loan Losses: The Bank had no provision for loan losses for three-months ended December 31, 2005 as compared to a $125 thousand (credit) provision for loan losses for three-months ended December 31, 2004. This primarily reflects paydowns and the high credit quality of specific commercial loans for which a portion of the allowance for loan losses had been allocated. The (credit) provision for loan losses is a result of management's periodic analysis of risks inherent in its loan portfolio as well as the adequacy of the allowance for loan losses. It is the Bank's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. As the Bank expands its commercial lending activities, management believes that growth in the allowance for loan losses may be likely. Additionally, while management believes it continues to have excellent loan quality, the Bank recognizes that it is located in a market and geographic area that is considered in the high technology and financial services belt and, most likely, the Bank's allowance for loan loss will reflect the relative health of these economic sectors. While management believes it's current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance for loan losses.

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of mortgages and the sale of securities available for sale, and income from bank-owned life insurance ("BOLI"). Total other income increased by $33 thousand, or 14.8%, to $256 thousand for three-months ended December 31, 2005, from $223 thousand for three-months ended December 31, 2004. Customer service fees increased by $41 thousand, or 26.6%, to $195 thousand for three-months ended December 31, 2005 from $154 thousand for three-months ended December 31, 2004 primarily due to an increase in prepayment fees on commercial loans plus an increase in fees associated with the sale of non-deposit investment products. Miscellaneous income decreased by 9.0%, or $6 thousand to $61 thousand, for three-months ended December 31, 2005 from $67 thousand for three-months ended December 31, 2004, primarily due to an increase in amortization of mortgage servicing income recognized upon sale of mortgages in the secondary market.

      Operating Expenses: Three-months ended December 31, 2005 operating expenses increased by $84 thousand, or 4.1%, to $2.1 million, compared to $2.0 million for three-months ended December 31, 2004. Operating expenses as a percent of average assets were 2.84% for three-months ended December 31, 2005 as compared to 3.03% for three-months ended December 31, 2004. The primary reasons for the increase in operating expenses were due to general increases in employee salaries and commissions, coupled with increases in professional fees, retirement benefits and data processing fees. Salary and employee benefit expenses increased by $133 thousand, or 12.9% to $1.2 million for three-months ended December 31, 2005 as compared to $1.0 million for three-months ended December 31, 2004 primarily as a result of general increases in employee salaries, expenses for a supplemental employee retirement plan and increases in sales incentives. Professional fees increased by $50 thousand, or 75.8%, to $116 thousand for three-months ended December 31, 2005 primarily due to legal and other expenses related to a civil action filed against the Bank and also due to various strategic planning projects and initiatives. As a result of a higher volume of services provided, data processing expenses increased by $11 thousand, or 6.1%, to $190 thousand for three-months ended December 31, 2005. Other general and administrative expenses declined by 18.1%, or $72 thousand for three-months ended December 31, 2005, resulting from a timing change on retainer payments to the directors of the Company. Occupancy and equipment expenses declined by $22 thousand, or 7.5%, primarily due to an expense related to records archival initiative for three-months ended December 31, 2004. Marketing and advertising expenses declined by $16 thousand, or 27.6%, to $42 thousand, for three-months ended December 31, 2005 as compared to $58 thousand for three-months ended December 31, 2004 as a result of a decline in cable TV advertising.

      Income Taxes: Income before provision for income taxes declined by $380 thousand, to $116 thousand for three-months ended December 31, 2005 as compared to $496 thousand for three-months ended December 31, 2004. The provision for income taxes decreased by $131 thousand, to $26 thousand, for three-months ended December 31, 2005 as compared to $157 thousand for three-months ended December 31, 2004. The effective income tax rate was 22.4% and 31.7% for three-months ended December 31, 2005 and three-months ended December 31, 2004, respectively. The decrease in the Company's effective tax rate was a result of a decline in pre-tax earnings, coupled with, tax advantages from a wholly-owned security investment subsidiary, benefit of a dividends received deduction on common stock held and favorable tax treatment from the increase in the cash surrender value of BOLI.

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

      The Bank's primary investing activities are the origination of one-to four-family real estate and other loans and the purchase of securities. During three-months ended December 31, 2005, the Bank originated loans of $24.5 million and experienced principal repayments on loans of $15.9 million. The Bank purchased securities of $7.9 million and principal payments on mortgage-backed securities provided an additional $659 thousand. There were $4.0 million of securities that matured during three-months ended December 31, 2005. During three-months ended December 31, 2005, the Bank experienced a net increase in deposits of $4.7 million. While savings account balances declined over the three-months ended December 31, 2005 the Bank experienced an increase in checking, money market accounts and time deposits, such as certificates of deposit, as customers moved their funds into higher earning deposit accounts. Investing activities were also financed by a net increase in FHLB borrowing of $3.5 million and by a net decrease in cash and cash equivalents of $3.1 million during three-months ended December 31, 2005.

      Certificate of deposit accounts scheduled to mature within one year were $47.3 million at December 31, 2005. Based on the Bank's historical deposit retention experience and current pricing strategy and enhanced product offerings, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. The Bank has introduced certificate of deposit programs with flexible and competitive terms which it believes enhances deposit retention and attracts new depositors as well.

      The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund, the Federal Deposit Insurance Corporation and other available reports, which compare the Bank's liquidity with banks in the state and in its peer group. The Bank anticipates that it will have sufficient funds to meet its current funding commitments. At December 31, 2005, the Bank had $53.5 million in outstanding borrowing from the FHLB and, based upon estimated eligible collateral that could be pledged with the FHLB, the Bank had additional borrowing capacity of $63.8 million at December 31, 2005.

      At December 31, 2005, the Company's capital to assets ratio was 9.49% and it exceeded applicable regulatory capital requirements. Further, it does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit.

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

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      During the three months ended December 31, 2005, the Company did not repurchase any of its common stock. In September 2000, the Massachusetts Division of Banks approved a share repurchase program which authorized the repurchase of up to 79,069 shares. The program will continue until the repurchase of the 79,069 shares is complete. To date, no shares have been repurchased under this program.

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information.

      None

Item 6. Exhibits and Reports of Form 8-K

      Exhibit 31.1: Rule 13a-14(a)/15d-14(a) Certifications

      Exhibit 32.1: Section 1350 Certifications

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westborough Financial Services, Inc.

Date:  February 14, 2006              By:/s/ Joseph F. MacDonough
                                      -------------------------------------
                                      President and Chief Executive Officer

Date:  February 14, 2006              By:/s/ John L. Casagrande
                                      -------------------------------------
                                      Senior Vice-President, Treasurer and
                                      Clerk