Form 10QSB
period 2006-03-31
WESTBOROUGH FINANCIAL SERVICES INC
filed 2006-05-15
CIK 1087843

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

  X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-----                  SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2006

                                     OR

             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
-----                  SECURITIES EXCHANGE ACT OF 1934

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

YES    X    NO
     -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES         NO    X
     -----      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                  Outstanding as of May 4, 2006
            -----                  -----------------------------

Common Stock, par value $0.01                1,595,774

Transitional Small Business Disclosure Format (check one):

YES         NO    X
     -----      -----

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

                    WESTBOROUGH FINANCIAL SERVICES, INC.

                               AND SUBSIDIARY


INDEX

PART I: FINANCIAL INFORMATION                                               1

Item 1. Financial Statements                                                1

            Consolidated Balance Sheets                                     1

            Consolidated Statements of Operations                           2

            Consolidated Statements of Changes in Stockholders' Equity      3

            Consolidated Statements of Cash Flows                           4

            Notes to Unaudited Consolidated Financial Statements            5

Item 2. Management's Discussion and Analysis or Plan of Operation.          8

Item 3. Controls and Procedures.                                           18

PART II. OTHER INFORMATION                                                 19

Item 1. Legal Proceedings.                                                 19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.       19

Item 3. Defaults upon Senior Securities                                    19

Item 4. Submission of Matters to a Vote of Security Holders.               19

Item 5. Other Information.                                                 19

Item 6. Exhibits and Reports on Form 8-K                                   19

SIGNATURES                                                                 20

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

             Westborough Financial Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                           (Dollars in thousands)


                                                                             March 31,     September 30,
                                                                               2006            2005
                                                                             ---------     -------------
                                                                                     (unaudited)

Assets
  Cash and due from banks                                                    $  4,147        $  3,590
  Federal funds sold                                                            2,600           1,785
  Short-term investments                                                        1,061           3,599
                                                                             --------        --------
      Total cash and cash equivalents                                           7,808           8,974

  Securities available for sale, at fair value                                 65,006          63,940
  Federal Home Loan Bank stock, at cost                                         3,163           2,966
  Loans, net of allowance for loan losses of $784 and $785, respectively      209,059         200,477
  Banking premises and equipment, net                                           6,421           6,094
  Accrued interest receivable                                                   1,338           1,181
  Deferred income taxes                                                         1,375           1,135
  Bank-owned life insurance                                                     6,429           6,118
  Other assets                                                                  1,936             605
                                                                             --------        --------
      Total assets                                                           $302,535        $291,490
                                                                             ========        ========

Liabilities and Stockholders' Equity
  Deposits                                                                   $221,359        $210,281
  Short-term borrowings                                                             0           4,000
  Long-term borrowings                                                         49,500          46,000
  Mortgagors' escrow accounts                                                     380             409
  Accrued expenses and other liabilities                                        3,206           2,197
                                                                             --------        --------
      Total liabilities                                                       274,445         262,887
                                                                             --------        --------

Commitments and Contingencies

Preferred stock, $.01 par value, 1,000,000 shares
 authorized, none outstanding                                                       0               0
Common stock, $.01 par value, 5,000,000 shares authorized,
 1,595,774 and 1,594,774 issued and outstanding, respectively                      16              16
Additional paid-in capital                                                      5,030           4,990
Retained earnings                                                              24,413          24,714
Accumulated other comprehensive loss                                           (1,021)           (714)
Unearned compensation-RRP (5,923 and 7,509 shares, respectively)                  (91)           (130)
Unearned compensation-ESOP (25,781 and 27,255 shares, respectively)              (257)           (273)
                                                                             --------        --------
      Total stockholders' equity                                               28,090          28,603
                                                                             --------        --------
      Total liabilities and stockholders' equity                             $302,535        $291,490
                                                                             ========        ========

See accompanying notes to unaudited consolidated financial statements

             Westborough Financial Services, Inc. and Subsidiary
                    Consolidated Statements of Operations
                  (Dollars in thousands, except share data)


                                                                    Three Months Ended          Six Months Ended
                                                                         March 31,                   March 31,
                                                                  -----------------------     -----------------------
                                                                    2006          2005          2006          2005
                                                                    ----          ----          ----          ----
                                                                        (unaudited)                 (unaudited)

Interest and dividend income:
  Interest and fees on loans                                      $   2,859     $   2,323     $   5,662     $   4,557
  Interest and dividends on investment securities                       693           732         1,331         1,469
  Interest on federal funds sold                                         15            19            30            30
  Interest on short-term investments                                     17             6            50            11
                                                                  ---------     ---------     ---------     ---------
      Total interest and dividend income                              3,584         3,080         7,073         6,067
                                                                  ---------     ---------     ---------     ---------

Interest expense:
  Interest on deposits                                                1,123           711         2,099         1,327
  Interest on Federal Home Loan Bank advances                           553           272         1,097           470
                                                                  ---------     ---------     ---------     ---------
      Total interest expense                                          1,676           983         3,196         1,797
                                                                  ---------     ---------     ---------     ---------
Net interest income                                                   1,908         2,097         3,877         4,270
(Credit) provision for loan losses                                        0           (48)            0          (173)
                                                                  ---------     ---------     ---------     ---------
Net interest income, after (credit) provision for loan losses         1,908         2,145         3,877         4,443
                                                                  ---------     ---------     ---------     ---------

Other income:
  Customer service fees                                                 186           158           381           312
  Gain on sales of securities available for sale, net                     0            47             0            49
  (Loss) gain on sales of mortgages, net                                (25)            6           (25)            6
  Miscellaneous                                                          70            90           131           157
                                                                  ---------     ---------     ---------     ---------
      Total other income                                                231           301           487           524
                                                                  ---------     ---------     ---------     ---------

Operating expenses:
  Salaries and employee benefits                                      1,234         1,078         2,399         2,109
  Occupancy and equipment                                               331           352           601           617
  Data processing                                                       187           189           377           368
  Marketing and advertising                                              36            54            79           112
  Professional fees                                                     156            89           272           155
  Other general and administrative                                      492           283           819           709
                                                                  ---------     ---------     ---------     ---------
      Total operating expenses                                        2,436         2,045         4,547         4,070
                                                                  ---------     ---------     ---------     ---------
(Loss) income before (benefit) provision for income taxes              (297)          401          (183)          897
(Benefit) provision for income taxes                                    (99)          114           (73)          271
                                                                  ---------     ---------     ---------     ---------
Net (loss) income                                                     ($198)    $     287         ($110)    $     626
                                                                  =========     =========     =========     =========

Number of weighted average shares outstanding-Basic               1,561,515     1,552,618     1,560,746     1,550,883
(Loss) earnings per share-Basic                                      ($0.13)        $0.18        ($0.07)        $0.40
Number of weighted average shares outstanding-Dilutive            1,561,515     1,570,467     1,560,746     1,569,902
(Loss) earnings per share-Dilutive                                   ($0.13)        $0.18        ($0.07)        $0.40

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
         Consolidated Statements of Changes in Stockholders' Equity
                           (Dollars in thousands)
                                 (unaudited)


                                                                           Accumulated
                                                  Additional                  Other         Unearned        Unearned
                                         Common    Paid-in     Retained   Comprehensive   Compensation-   Compensation-
                                         Stock     Capital     Earnings   Income (Loss)        RRP            ESOP         Total
                                         ------   ----------   --------   -------------   -------------   -------------    -----

Balance at September 30, 2004             $16       $4,843     $24,198       $   159         ($209)          ($302)       $28,705
                                                                                                                          -------
Comprehensive loss:
  Net income                                0            0         626             0             0               0            626
  Change in net unrealized loss on
   securities available for sale, net
   of Reclassification adjustment and
   tax effects                              0            0           0          (813)            0               0           (813)
                                                                                                                          -------
      Total comprehensive loss                                                                                               (187)
                                                                                                                          -------
Cash dividends declared and paid
 ($.12 per share)                           0            0        (191)            0             0               0           (191)
ESOP shares released and committed
 to be released (1,474 shares)              0           30           0             0             0              15             45
Amortization of RRP stock (1,675
 shares)                                    0            0           0             0            40               0             40
Issuance of common stock under stock
 option plan, net of income tax
 benefits ($26)                             0           80           0             0             0               0             80
                                          ---       ------     -------       -------         -----           -----        -------
Balance at March 31, 2005                 $16       $4,953     $24,633         ($654)        ($169)          ($287)       $28,492
                                          ===       ======     =======       =======         =====           =====        =======

Balance at September 30, 2005             $16       $4,990     $24,714         ($714)        ($130)          ($273)       $28,603
                                                                                                                          -------

Comprehensive loss:
  Net income                                0            0        (110)            0             0               0           (110)
  Change in net unrealized loss on
   securities available for sale,
   net of tax effects                       0            0           0          (307)            0               0           (307)
                                                                                                                          -------
      Total comprehensive loss                                                                                               (417)
                                                                                                                          -------
Cash dividends declared and paid
 ($.12 per share)                           0            0        (191)            0             0               0           (191)
ESOP shares released and committed
 to be released (1,474 shares)              0           25           0             0             0              16             41
Amortization of RRP stock (1,586
 shares)                                    0            0           0             0            39               0             39
Issuance of common stock under stock
 option plan, net of income tax
 benefits ($5)                              0           15           0             0             0               0             15
                                          ---       ------     -------       -------         -----           -----        -------
Balance at March 31, 2006                 $16       $5,030     $24,413       ($1,021)         ($91)          ($257)       $28,090
                                          ===       ======     =======       =======         =====           =====        =======

See accompanying notes to unaudited consolidated financial statements.

             Westborough Financial Services, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                           (Dollars in thousands)


                                                                Six Months Ended
                                                                   March 31,
                                                             ----------------------
                                                               2006          2005
                                                               ----          ----
                                                                  (unaudited)

Cash flows from operating activities:
  Net (loss) income                                             ($110)     $    626
  Adjustments to reconcile net (loss) income to net cash
   Provided (used) by operating activities:
    (Credit) provision for loan losses                              -          (173)
    Net amortization of securities                                145           189
    Amortization of net deferred loan costs and premiums
     on purchased loans and indirect lending                       35             9
    Depreciation expense                                          237           250
    Loss (gain) on the sales of mortgages                          25            (6)
    Gain on sales and calls of securities, net                      -           (49)
    Increase in accrued interest receivable                      (157)          (71)
    Deferred income tax (benefit) provision                       (87)           17
    ESOP shares released and committed to be released              41            45
    Amortization of RRP stock                                      39            40
    Increase in bank-owned life insurance                        (107)          (36)
    Other, net                                                   (322)          273
                                                             ----------------------
      Net cash provided (used) by operating activities           (261)        1,114
                                                             ----------------------

Cash flows from investing activities:
  Activity in available-for-sale securities:
    Sales and calls                                                 -         2,024
    Maturities                                                  6,350         1,450
    Purchases                                                 (10,580)       (4,476)
    Principal payments                                          2,559         2,903
  Purchase of Federal Home Loan Bank stock                       (197)          (33)
  Proceeds from the sale of loans                               1,707           292
  Loan originations, net                                      (10,349)      (17,280)
  Purchase of banking premises and equipment, net                (564)          (52)
  Premiums paid on bank-owned life insurance                     (204)         (207)
                                                             ----------------------
      Net cash used by investing activities                   (11,278)      (15,379)
                                                             ----------------------
Cash flows from financing activities:
  Net increase in deposits                                     11,078         1,423
  Net decrease in short-term borrowings                        (4,000)       (1,100)
  Proceeds from Federal Home Loan Bank advances                 3,500        12,000
  Repayment of Federal Home Loan Bank advances                      -        (1,000)
  Net increase in mortgagors' escrow accounts                     (29)           31
  Issuance of common stock under stock option plan,
   net of tax benefits                                             15            80
  Dividends paid                                                 (191)         (191)
                                                             ----------------------
      Net cash provided by financing activities                10,373        11,243
                                                             ----------------------

Net change in cash and cash equivalents                        (1,166)       (3,022)

Cash and cash equivalents at beginning of year                  8,974         9,171
                                                             ----------------------

Cash and cash equivalents at end of period                   $  7,808      $  6,149
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

      2)    Commitments and Contingencies.

      At March 31, 2006, the Bank had residential and commercial loan commitments to borrowers of $6.4 million, commitments for home equity lines of $370 thousand, available home equity lines of credit of $17.1 million, unadvanced funds on commercial lines of credit, overdrafts and participation loans of $3.5 million, unadvanced funds on construction mortgages of $1.4 million and personal overdraft lines of credit of approximately $485 thousand. The Company had no commitments to purchase or sell securities at March 31, 2006.

      3)    Earnings per Share.

      Basic earnings per share represent income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 and reflects additional common shares (common stock equivalents) that would have been outstanding if only dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. For the three and six months eneded March 31, 2006, the Company has no potential common shares outstanding that are considered anti-dilutive. If applicable, the Company would exclude from the diluted earnings per share calculation any potential common shares that would increase earnings per share. Potential common shares that may be issued by the Company relate solely to outstanding stock options and grants and are determined using the treasury stock method.

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

      The Company applies APB Opinion 25 and related Interpretations in accounting for the Stock Option Plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the

Company's Stock Option Plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income (loss) and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                                    Three Months Ended     Six Months Ended
                                                        March 31,             March 31,
                                                    ------------------     ------------------
                                                    2006         2005      2006        2005
                                                    ----         ----      ----        ----
                                                    (Dollars in thousands, except share data)

Net (loss) income                    As reported      ($198)      $287      ($110)      $626
                                     Pro forma        ($199)      $280      ($112)      $613

Basic (loss) earnings per share      As reported     ($0.13)     $0.18     ($0.07)     $0.40
                                     Pro forma       ($0.13)     $0.18     ($0.07)     $0.40

Diluted (loss) earnings per share    As reported     ($0.13)     $0.18     ($0.07)     $0.40
                                     Pro forma       ($0.13)     $0.18     ($0.07)     $0.39

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

      The components of net periodic pension cost are as follows:


(Dollars in thousands)        Three months ended March 31,     Six months ended March 31,
                              ----------------------------     --------------------------
                                    2006        2005               2006         2005
                              ----------------------------     --------------------------

Service cost                        $ 54        $ 50               $ 107        $ 101
Interest cost                         43          47                  88           94
Expected return on assets            (54)        (54)               (108)        (108)
Transition obligation                  1           1                   1            1
Past service cost                      0           0                   0            0
Actuarial gain                        (2)          0                  (4)           0
                                    ----------------               ------------------
                                    $ 42        $ 44               $  84        $  88
                                    ================               ==================

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

      The following discussion compares the financial condition of the Company and its wholly-owned subsidiary, the Bank, at March 31, 2006 and September 30, 2005, and the results of operations for three and six-months ended March 31, 2006, compared to the same periods in 2005. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes that are included within this report.

      The Company's principal business is its investment in the Bank, which is a community-oriented financial institution providing a variety of financial services to the communities which it serves. The business of the Bank consists of attracting deposits from the general public or borrowing funds and using these funds to originate various types of loans primarily in the towns of Westborough, Northborough and Shrewsbury, Massachusetts, including residential and commercial real estate mortgage loans and, to a lesser extent, consumer and commercial loans.

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

      The Bank's results of operations may also be affected significantly by litigation expenses and general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Bank. Additionally, the Bank's lending activity is concentrated in loans secured by real estate located in Westborough, Northborough and Shrewsbury, Massachusetts. Accordingly, the Bank's results of operations are affected by regional market and economic conditions.

Comparison of Financial Condition at March 31, 2006 and September 30, 2005

      The Company's total assets increased by $11.0 million, or 3.8%, to $302.5 million at March 31, 2006 from $291.5 million at September 30, 2005. Additionally, deposits increased by $11.1 million, or 5.3%, to $221.4 million from $210.3 million, primarily in money market deposit accounts and longer-term certificates of deposit. The increase in deposits was used primarily to fund loan portfolio growth which increased by $8.6 million, or 4.3%, to $209.1 million at March 31, 2006 as compared to $200.5 million at September 30, 2005. Within the loan portfolio, commercial loans increased by $2.0 million from September 30, 2005 to March 31, 2006 and residential real estate and home equity lines-of-credit increased by $6.5 million for the same period. Total stockholders' equity declined by $513 thousand, to $28.1 million at March 31, 2006 from $28.6 million at September 30, 2005 primarily as a result of changes in accumulated other comprehensive loss relating to the change in after-tax value in securities available for sale, coupled with a current period net loss of $110 thousand and the payment of $191 thousand in dividends to stockholders.

      Accumulated other comprehensive after-tax loss at March 31, 2006 was $1.0 million, as compared to $714 thousand at September 30, 2005. The Company's securities consist primarily of interest-rate sensitive securities whose market value changes inversely with changes in market interest rates. Interest rates at March 31, 2006 were generally higher than rates at September 30, 2005 and, accordingly, the market value of securities available for sale declined. At March 31, 2006, deferred income tax benefits associated with this market value decline were approximately $527 thousand.

Comparison of Operating Results for Three-Months Ended March 31, 2006 and
2005

      Net (Loss) Income: The Company reported a loss per share (dilutive) for three-months ended March 31, 2006 of $0.13 on a net loss of $198 thousand, as compared to earnings of $0.18 per share (dilutive) on net income of $287 thousand for three-months ended March 31, 2005. The Company's return on average assets was (0.26%) for three-months ended March 31, 2006 as compared to 0.42% for three-months ended March 31, 2005.

      The loss for three-months ended March 31, 2006 was primarily due to an increase in operating expenses, a decrease in net interest income and a decline in other income. Operating expenses increased by $391 thousand, or 19.1%, to $2.4 million for three-months ended March 31, 2006 as compared to $2.0 million for three-months ended March 31, 2005. Net interest income declined by $189 thousand, or 9.0%, to $1.9 million for three-months ended March 31, 2006 as compared to $2.1 million for three-months ended March 31, 2005, as the Bank continues to experience the effects of a relatively flat yield curve, where the difference between short-term interest rates and longer-term interest rates was relatively small. As the Federal Reserve Open Market Committee ("FOMC") increased short-term rates, competitive interest rates paid to interest-bearing deposit customers increased. Compression of the net interest rate spread can be expected to result in lower net interest income, and possibly losses, until such time as the yield curve returns to a more normal, upward slope. Other income decreased by $70 thousand, or 23.3%, to $231 thousand for three-months ended March 31, 2006 as compared to three-months ended March 31, 2005, resulting from substantially reduced volume of loans and investments sold, as compared to three-months ended March 31, 2005. Income from customer service fees, however, increased by $28 thousand for three-months ended March 31, 2006 as compared to March 31, 2005 primarily due to fees associated with the sale of non-deposit investment products and fees on commercial loans.

      The following schedule of the Bank's net interest rate spread and net interest margin for the periods indicated is based upon average balances and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:


                                             Three Months Ended
                                                 March 31,
                                             ------------------       Increase
                                               2006     2005        (decrease)(7)
                                               ----     ----        -------------

Interest-earning assets:
  Short-term investments (1)                   4.92%    2.66%           2.26%
  Investment securities (2)                    4.02%    3.95%           0.07%
  Loans (3)                                    5.45%    5.25%           0.21%
      Total interest-earning assets            5.09%    4.83%           0.26%

Interest-bearing liabilities:
  NOW accounts                                 0.14%    0.13%           0.01%
  Savings accounts (4)                         1.32%    1.34%          (0.02%)
  Money market deposit accounts                3.32%    0.94%           2.38%
  Certificate of deposit accounts              3.64%    2.42%           1.22%
      Total interest-bearing deposits          2.31%    1.51%           0.80%
  Borrowed funds                               4.13%    3.53%           0.60%
      Total interest-bearing liabilities       2.71%    1.80%           0.91%

Net interest rate spread (5)(7)                2.39%    3.04%          (0.65%)
Net interest margin (6)                        2.71%    3.29%          (0.58%)

<F1>  Short-term investments include federal funds sold.
<F2>  All investment securities are considered available for sale.
<F3>  Loans are net of deferred loan origination costs (fees), allowance for loan losses, discount/premium on purchased loans and unadvanced funds.
<F4>  Savings accounts include the balance in mortgagors' escrow accounts.
<F5>  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
<F6>  Net interest margin represents net interest income as a percentage of average interest-earning assets.
<F7>  Columns and rows may not add due to small rounding variances.

      Interest and Dividend Income: Interest and dividend income increased by $504 thousand, or 16.4%, to $3.6 million for three-months ended March 31, 2006 from $3.1 million for March 31, 2005. The increase was primarily due to the combination of an increase in the average volume of interest-earning assets and slightly higher rates earned on average interest-earning assets. The average volume of interest-earning assets for three-months ended March 31, 2006 increased to $281.3 million as compared to an average volume of $254.9 million for three-months ended March 31, 2005. Additionally, the Bank's average interest rate earned on all interest-earning assets increased by 0.27%, to 5.09% for three-months ended March 31, 2006 from 4.83% for three-months ended March 31, 2005. The funding source for the increase in the average volume of interest-earning assets was primarily from an increase in deposit accounts. The average balance of investment securities for three-months ended March 31, 2006 decreased to $68.9 million, earning 4.02% as compared to an average balance of $74.1 million, earning 3.95% for three-months ending March 31, 2005. The average balance of short-term investments for three-months ended March 31, 2006 declined to $2.6 million earning 4.92% as compared to an average balance of $3.7 million earning 2.66% for three-months ending March 31, 2005. The higher yield reflects increases in short-term rates by the FOMC. The average balance of loans for three-months ended March 31, 2006, increased to $209.9 million earning 5.45%, as compared to an average balance of $177.1 million earning 5.25% for three-months ending March 31, 2005.

      Interest Expense: Total interest expense increased by $693 thousand, or 70.5%, to $1.7 million for three-months ended March 31, 2006 from $983 thousand for three-months ended March 31, 2005. The increase in interest expense was mainly due to higher interest rates paid on money market deposits accounts and certificates of deposit resulting from management's response to rate increases by the FOMC, and an increase in the average rate of interest paid on borrowings from the Federal Home Loan Bank ("FHLB"). The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and borrowings) increased to $247.8 million, with a cost of 2.71%, for three-months ended March 31, 2006 as compared to $219.1 million, with a cost of 1.80%, for three-months ending March 31, 2005. The average volume of interest-bearing deposits increased to $194.2 million, with a cost of 2.31%, for three-months ended March 31, 2006 as compared to an average balance of $188.2 million, with a cost of 1.51%, for three-months ended March 31, 2005. Within the category of interest-bearing deposits, the average balance of money market deposit accounts and certificate of deposit accounts increased by $20.7 million and $16.6 million, respectively, while the average balance of savings and NOW accounts declined by $29.6 million and $1.7 million, respectively. The decrease in savings and NOW accounts was due to the relative attractiveness of certificate of deposit accounts, money market accounts and alternative investments in the marketplace. During this period, the Bank has utilized alternative sources of funds by increasing its borrowing from the FHLB. The average balance of borrowings increased to $53.7 million, with an average cost of 4.13%, for three-months ended March 31, 2006, as compared to an average balance of $30.9 million, with an average cost of 3.53%, for three-months ended March 31, 2005. The increase in average borrowing from the FHLB primarily funded the growth in residential and commercial loans.

      Net Interest Income: The Bank's net interest income decreased by $189 thousand, or 9.0%, for three-months ended March 31, 2006, to $1.9 million compared to $2.1 million for three-months ended March 31, 2005. The decrease was attributed to the combination of an increase in interest expense of $693 thousand, offset, to a lesser extent, by an increase in interest and dividend income of $504 thousand. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, declined by 0.65% to 2.39% for three-months ended March 31, 2006 as compared to 3.04% for three-months ended March 31, 2005.

      (Credit) Provision for Loan Losses: The Bank had no provision for loan losses for three-months ended March 31, 2006 compared to a $48 thousand (credit) provision for loan losses for three-months ended March 31, 2005. This primarily reflects paydowns and the high credit quality of specific commercial loans for which a portion of the allowance for loan losses had been allocated. The (credit) provision for loan losses was a result of management's periodic analysis of risks inherent in the loan portfolio as well as the adequacy of the allowance for loan losses. It is the Bank's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. As the Bank expands its commercial lending activities, management believes that growth in the allowance for loan losses may be likely. Additionally, while management believes it continues to have excellent loan quality, the Bank recognizes that it is located in a market and geographic area that is considered to be in the high technology and financial services belt and, most likely, the Bank's allowance for loan loss will reflect the relative health of these economic sectors. While management believes it's current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance for loan losses.

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of mortgages and the sale of securities available for sale, and income from bank-owned life insurance ("BOLI"). Total other income declined by $70 thousand, or 23.3%, to $231 thousand for three-months ended March 31, 2006, from $301 thousand for three-months ended March 31, 2005. During three-months ended March 31, 2006, the Company sold fixed-rate mortgage loans, with servicing retained by the Bank, and recognized a pre-tax loss on the sale of $25 thousand, as compared to a pre-tax gain of $6 thousand, for three-months ended March 31, 2005. Additionally, gains on sales of securities available for sale declined by $47 thousand for three-months ended March 31, 2006, as compared to three-months ended March 31, 2005. Miscellaneous income decreased by $20 thousand, or 22.2%, to $70 thousand for three-months ended March 31, 2006, from $90 thousand for three-months ended March 31, 2005, primarily from a death benefit received on a BOLI policy in 2005 for a former director of the Company, offset, to a lesser extent by an increase in mortgage servicing income recognized upon the sale of mortgages in the secondary market. Income from customer service fees increased by $28 thousand, or 17.7%, to $186 thousand for three-months ended March 31, 2006 as compared to $158 thousand for three-months ended March 31, 2005, primarily due to fees associated with the sale of non-deposit investment products and prepayment fees on commercial loans.

      Operating Expenses: Three-months ended March 31, 2006 operating expenses increased by $391 thousand, or 19.1%, to $2.4 million, compared to $2.0 million for three-months ended March 31, 2005. Operating expenses as a percent of average assets were 3.23% for three-months ended March 31, 2006 as compared to 2.99% for three-months ended March 31, 2005. The primary reasons for the increase in operating expenses were legal fees and settlement expenses relating to a civil action filed against the Bank and an increase in salaries and employee benefits. Salaries and employee benefits increased by $156 thousand, or 14.5%, to $1.2 million for three-months ended March 31, 2006 as compared to three-months ended March 31, 2005, due to general increases in employee salaries, an increase in retirement benefit costs and an increase in sales incentive compensation. Professional fees increased by $67 thousand, or 75.3%, to $156 thousand for three-months ended March 31, 2006, as compared to three-months ended March 31, 2005, primarily due to legal and other expenses related to the civil action filed against the Bank and also expenses relating to strategic planning projects and initiatives. Occupancy and equipment expenses declined by $21 thousand, or 6.0%, to $331 thousand for three-months ended March 31, 2006, primarily due to an expense related to records archival initiative incurred during the three-months ended March 31, 2005.

      Income Taxes: Income (loss) before (benefit) provision for income taxes declined by $698 thousand, to ($297) thousand for three-months ended March 31, 2006 as compared to $401 thousand for three-months ended March 31, 2005. Primarily a result of this decline, the provision (benefit) for income taxes declined by $213 thousand, to ($99) thousand, for three-months ended March 31, 2006 as compared to $114 thousand for three-months ended March 31, 2005. The effective income tax rate was (33.3%) and 28.4% for three-months ended March 31, 2006 and three-months ended March 31, 2005, respectively. In addition, the Bank utilizes a wholly-owned security investment subsidiary and receives favorable tax treatment from the increase in the cash surrender value of BOLI.

Comparison of Operating Results for Six-Months Ended March 31, 2006 and
2005

      Net (Loss) Income: The Company reported a loss per share (dilutive) for six-months ended March 31, 2006 of $0.07 on a net loss of $110 thousand, as compared to earnings of $0.40 per share (dilutive) on net income of $626 thousand for six-months ended March 31, 2005. The Company's return on average assets was (0.07%) for six-months ended March 31, 2006 as compared to 0.46% for six-months ended March 31, 2005.

      The decrease in net income for six-months ended March 31, 2006 was due primarily to an increase in operating expenses, a decrease in net interest income, a decrease in the credit provision for loan losses and a decline in other income. For six-months ended March 31, 2006, operating expenses increased by $477 thousand, or 11.7%, to $4.5 million, from $4.1 million for six-months ended March 31, 2005. Net interest income decreased by $393 thousand, or 9.2%, to $3.9 million, for six-months ended March 31, 2006, as compared to $4.3 million for six-months ended March 31, 2005, as the Bank continued to experience the effects of a relatively flat yield curve, where the difference between short-term interest rates and longer-term interest rates was relatively small. The net interest rate spread declined by 0.70%, to 2.45% for six-months ended March 31, 2006 as compared to 3.15% for six-months ended March 31, 2005. Primarily due to an increase in the rate of interest earned on short-term investments and loans, the yield on average interest-earning assets increased by 0.23%, to 5.06% for six-months ended March 31, 2006 from 4.83% for six-months ended March 31, 2005. However, the cost of average interest-bearing liabilities increased by 0.94%, to 2.61% for six-months ended March 31, 2006 from 1.67% for six-months ended March 31, 2005 and primarily reflects higher interest rates paid on deposit accounts and FHLB advances. Compression of the net interest rate spread can be expected to result in lower net interest income, and possibly losses, until such time as the yield curve returns to a more normal, upward slope. The Bank had no provision for loan losses for six-months ended March 31, 2006 as compared to a $173 thousand credit provision for loan losses for six-months ended March 31, 2005. This primarily reflects paydowns and the high credit quality of specific commercial loans for which a portion of the allowance for loan losses had been allocated. Other income decreased by $37 thousand, or 7.1%, to $487 thousand for six-months ended March 31, 2006, resulting from substantially reduced volume of loans and investments sold, as compared to six-months ended March 31, 2005. Income from customer service fees, however, increased by $69 thousand for six-months ended March 31, 2006 as compared to March 31, 2005 primarily due to fees associated with the sale of non-deposit investment products and prepayment fees on commercial loans.

      The following schedule of the Bank's net interest rate spread and net interest margin for the periods indicated is based upon average balances and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:


                                             Six Months Ended
                                                March 31,
                                             ----------------       Increase
                                             2006      2005       (decrease)(7)
                                             ----      ----       -------------

Interest-earning assets:
  Short-term investments (1)                 4.44%     1.95%          2.49%
  Investment securities (2)                  3.90%     3.94%         (0.04%)
  Loans (3)                                  5.45%     5.28%          0.17%
      Total interest-earning assets          5.06%     4.83%          0.23%

Interest-bearing liabilities:
  NOW accounts                               0.14%     0.12%          0.02%
  Savings accounts (4)                       1.38%     1.26%          0.12%
  Money market deposit accounts              3.30%     0.97%          2.33%
  Certificate of deposit accounts            3.48%     2.31%          1.17%
      Total interest-bearing deposits        2.19%     1.41%          0.78%
  Borrowed funds                             4.14%     3.51%          0.63%
      Total interest-bearing liabilities     2.61%     1.67%          0.94%

Net interest rate spread (5)(7)              2.45%     3.15%         (0.70%)
Net interest margin (6)                      2.77%     3.40%         (0.63%)

<F1>  Short-term investments include federal funds sold.
<F2>  All investment securities are considered available for sale.
<F3>  Loans are net of deferred loan origination costs (fees), allowance for loan losses, discount/premium on purchased loans and unadvanced funds.
<F4>  Savings accounts include the balance in mortgagors' escrow accounts.
<F5>  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
<F6>  Net interest margin represents net interest income as a percentage of average interest-earning assets.
<F7>  Columns and rows may not add due to small rounding variances.

      Interest and Dividend Income: The Bank's interest and dividend income increased by $1.0 million, or 16.6%, to $7.1 million for six-months ended March 31, 2006 as compared to $6.1 million for six-months ended March 31, 2005. Primarily due to an increase in the rate of interest earned on short-term investments and loans, the yield on interest-earning assets increased by 0.23% to 5.06% for six-months ended March 31, 2006 from 4.83% for six-months ended March 31, 2005. The average volume of interest-earning assets for six-months ended March 31, 2006 increased to $279.5 million as compared to an average volume of $251.5 million for six-months ended March 31, 2005. The funding source for the increase in the average volume of interest-earning assets was primarily from an increase in Federal Home Loan Bank advances and an increase in deposit accounts. The average balance of loans for six-months ended March 31, 2006, increased to $207.7 million earning 5.45%, as compared to an average balance of $172.7 million earning 5.28% for six-months ending March 31, 2005. The average balance of short-term investments for six-months ended March 31, 2006 declined to $3.6 million earning 4.44% as compared to an average balance of $4.2 million earning 1.95% for six-months ending March 31, 2005. The higher yield reflects increases in short-term rates by the FOMC. The average balance of investment securities for six-months ended March 31, 2006 decreased to $68.3 million, earning 3.90% as compared to an average balance of $74.6 million, earning 3.94% for six-months ending March 31, 2005.

      Interest Expense: Total interest expense increased by $1.4 million, or 77.9%, to $3.2 million for six-months ended March 31, 2006, from $1.8 million for six-months ended March 31, 2005. The increase in interest expense was primarily due to higher interest rates paid on deposit accounts and increased usage of FHLB advances. The average volume of all interest-bearing liabilities increased to $244.6 million, with a cost of 2.61%, for six-months ended March 31, 2006 as compared to $215.0 million, with a cost of 1.67%, for six-months ending March 31, 2005. Within this category of interest-bearing liabilities, the average volume of interest-bearing deposits increased to $191.6 million, with a cost of 2.19%, for six-months ended March 31, 2006 as compared to $188.2 million, with a cost of 1.41%, for six-months ended March 31, 2005. The average balance of borrowings increased to $53.0 million, with an average cost of 4.14%, for six-months ended March 31, 2006, as compared to an average balance of $26.8 million, with an average cost of 3.51%, for six-months ended March 31, 2005. The increase in average borrowing from the FHLB has funded the continued demand for residential and commercial loans.

      Net Interest Income: The Bank's net interest income decreased by $393 thousand, or 9.2%, for six-months ended March 31, 2006, to $3.9 million, as compared to $4.3 million for six-months ended March 31, 2005. As noted above, the decrease was primarily attributed to the combination of an increase in interest expense of $1.4 million, offset, to a lesser extent by a increase in interest and dividend income of $1.0 million. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, decreased by 0.70%, to 2.45% for six-months ended March 31, 2006 as compared to 3.15% for six-months ending March 31, 2005.

      (Credit) Provision for Loan Losses: The Bank had no provision for loan losses for six-months ended March 31, 2006 compared to a $173 thousand (credit) provision for six-months ended March 31, 2005. This primarily reflects paydowns and the high credit quality of specific commercial loans for which a portion of the allowance for loan losses had been allocated. The (credit) provision for loan losses is a result of management's periodic analysis of risks inherent in the loan portfolio as well as the adequacy of the allowance for loan losses. It is the Bank's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. As the Bank expands its commercial lending activities, management believes that growth in the allowance for loan losses may be likely.

Additionally, while management believes it continues to have excellent loan quality, the Bank recognizes that it is located in a market and geographic area that is considered to be in the high technology and financial services belt and, most likely, the Bank's allowance for loan loss will reflect the relative health of these economic sectors. While management believes it's current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance for loan losses.

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of mortgages and the sale of securities available for sale, and income from BOLI. Total other income decreased by $37 thousand, or 7.1%, to $487 thousand for six-months ended March 31, 2006, from $524 thousand for six-months ended March 31, 2005. Gains on sales of securities available for sale declined by $49 thousand for six-months ended March 31, 2006, as compared to six-months ended March 31, 2005, on substantially reduced volume of investments sold. During six-months ended March 31, 2006, the Company sold fixed-rate mortgage loans, with servicing retained by the Bank, and recognized a pre-tax loss on the sale of $25 thousand, as compared to a pre-tax gain of $6 thousand, for six-months ended March 31, 2005. Miscellaneous income decreased by $26 thousand, or 16.6% to $131 thousand for six-months ended March 31, 2006 as compared to $157 thousand for six-months ended March 31, 2005 primarily as a result of a death benefit received on a BOLI policy in 2005 for a former director of the Company, offset, to a lesser extent by an increase in mortgage servicing income recognized upon the sale of mortgages in the secondary market. Customer service fees increased by $69 thousand, or 22.1%, to $381 thousand for the six-months ended March 31, 2006 as compared to $312 thousand for six-months ended March 31, 2005, primarily due to fees associated with the sale of non-deposit investment products and prepayment fees on commercial loans.

      Operating Expenses: For six-months ended March 31, 2006, operating expenses increased by $477 thousand, or 11.7%, to $4.5 million, from $4.1 million for six-months ended March 31, 2005. The primary reasons for the increase in operating expenses were due to legal fees and settlement expenses relating to a civil action filed against the Bank and increases in salaries and employee benefits. Salaries and employee benefits increased by $290 thousand, or 13.8%, to $2.4 million for six-months ended March 31, 2006 as compared to six-months ended March 31, 2005 primarily as a result of increased retirement benefit costs, general salary increases for employees and higher levels of sales incentive compensation. Professional fees increased by $117 thousand, or 75.5%, to $272 thousand for six-months ended March 31, 2006, as compared to $155 thousand for six-months ended March 31, 2005, primarily due to legal and other expenses related to the civil action filed against the Bank and also expenses relating to strategic planning projects and initiatives. As a result of a higher volume of services provided, data processing expenses increased by $9 thousand, or 2.4%, to $377 thousand for six-months ended March 31, 2006 as compared to $368 thousand for six-month ended March 31, 2005. Occupancy and equipment expenses declined by $16 thousand, or 2.6%, to $601 thousand for three-months ended March 31, 2006, primarily due to an expense related to a records archival initiative incurred during the six-months ended March 31, 2005

      Income Taxes: Income (loss) before (benefit) provision for income taxes decreased by $1.1 million, to ($183) thousand for six-months ended March 31, 2006 as compared to $897 thousand for six-months ended March 31, 2005. Primarily a result of this decrease, the provision (benefit) for income taxes decreased by $344 thousand, to ($73) thousand for six-months ended March 31, 2006 as compared to $271 thousand for six-months ended March 31, 2005. The effective income tax rate was (39.9%) and 30.2% for six-months ended March 31, 2006 and six-months ended March 31, 2005, respectively. In addition, the Bank utilizes a wholly-owned security investment subsidiary and receives favorable tax treatment from the increase in the cash surrender value of BOLI.

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

      The Bank's primary investing activities are the origination of one-to four-family real estate and other loans and the purchase of securities. During six-months ended March 31, 2006, the Bank originated loans of $36.0 million, experienced principal repayments on loans of $25.7 million and sold $1.7 million of 30 and 40 year fixed-rate loans. The Bank purchased securities of $10.6 million during six-months ended March 31, 2006. Principal payments on mortgage-backed securities provided an additional $2.6 million and there were $6.4 million of securities that matured during six-months ended March 31, 2006. During six-months ended March 31, 2006, investing activities were financed by a net increase in deposits of $11.1 million. While savings account balances declined over the recent six months ended March 31, 2006 the Bank experienced an increase in money market accounts and certificates of deposit, as customers moved their funds into relatively higher earning deposit accounts.

      Certificate of deposit accounts scheduled to mature within one year were $52.2 million at March 31, 2006. Based on the Bank's historical deposit retention experience and current pricing strategy and enhanced product offerings, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. The Bank has certificate of deposit programs with flexible and competitive terms which it believes enhances deposit retention and attracts new depositors as well.

      The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund, the Federal Deposit Insurance Corporation and other available reports, which compare the Bank's liquidity with banks in the state and in its peer group. The Bank anticipates that it will have sufficient funds to meet its current funding commitments. At March 31, 2006, the Bank had $49.5 million in outstanding borrowing from the FHLB and, based upon estimated eligible collateral that could be pledged with the FHLB, the Bank had additional borrowing capacity of $57.9 million at March 31, 2006.

      At March 31, 2006, the Company's capital to assets ratio was 9.28% and it exceeded applicable regulatory capital requirements. Further, it does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit.

Off-Balance Sheet Arrangements

      The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures.

      Management, including the Company's President and Chief Executive Officer and Senior Vice President, Treasurer and Clerk, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer and Senior Vice President, Treasurer and Clerk concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act (i) is recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On March 15, 2006, the Bank settled the litigation matter previously disclosed in the Company's Current Report on Form 8-K dated July 11, 2005.

The settlement was entered into without admission of fault or liability by the Bank or any other party. The financial aspects of the settlement remain confidential pursuant to the terms of the settlement agreement. See the Company's Current Report on Form 8-K dated July 11, 2005 for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six-months ended March 31, 2006, the Company did not repurchase any of its common stock. In September 2000, the Massachusetts Division of Banks approved a share repurchase program which authorized the repurchase up to 79,069 shares. The program will continue until the repurchase of the 79,069 shares is complete. To, date no shares have been repurchased under this program.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

Westborough Financial Services, Inc. (the "Company") held its annual meeting of stockholders on January 26, 2006 (the "Meeting"). All of the proposals submitted to the stockholders at the Meeting were approved. The proposals submitted to stockholders and the tabulation of votes for each proposal is as follows:

1. Election of four directors of the Company. The number of votes cast with respect to this matter was as follows:

      Nominee                   For        Withheld     Broker Non-Votes

      James N. Ball          1,454,171      23,479             0
      David E. Carlstrom     1,456,246      21,404             0
      John L. Casagrande     1,455,246      22,404             0
      Robert A. Klugman      1,456,246      21,404             0

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

      Exhibit 31.1: Rule 13a-14(a)/15d-14(a) Certifications

      Exhibit 32.1: Section 1350 Certifications

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westborough Financial Services, Inc.

Date:  May 15, 2006                    By:  /s/ Joseph F. MacDonough
                                            -------------------------------
                                            President and Chief Executive
                                             Officer

Date:  May 15, 2006                    By:  /s/ John L. Casagrande
                                            -------------------------------
                                            Senior Vice-President,
                                             Treasurer and Clerk