Form 10QSB
period 2006-06-30
WESTBOROUGH FINANCIAL SERVICES INC
filed 2006-08-14
CIK 1087843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

YES  [ ]       NO   [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class                           Outstanding as of August 8, 2006
               -----                           --------------------------------

   Common Stock, par value $0.01                           1,595,774

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

      This list of important factors is not exclusive. The Company and the Bank do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

                      WESTBOROUGH FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

INDEX

PART I: FINANCIAL INFORMATION.................................................1

Item 1. Financial Statements.... .............................................1

      Consolidated Balance Sheets.............................................1

      Consolidated Statements of Operations...................................2

      Consolidated Statements of Changes in Stockholders' Equity..............3

      Consolidated Statements of Cash Flows...................................4

      Notes to Unaudited Consolidated Financial Statements....................5

Item 2. Management's Discussion and Analysis of Plan of Operation.............8

Item 3. Controls and Procedures..............................................18

PART II. OTHER INFORMATION...................................................19

Item 1. Legal Proceedings....................................................19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..........19

Item 3. Defaults upon Senior Securities......................................19

Item 4. Submission of Matters to a Vote of Security Holders..................19

Item 5. Other Information....................................................19

Item 6. Exhibits and Reports on Form 8-K.....................................19

SIGNATURES...................................................................20

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

               Westborough Financial Services, Inc. and Subsidiary
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                     June 30,     September 30,
                                                       2006           2005
                                                     --------     -------------
                                                             (unaudited)
Assets
  Cash and due from banks                            $  3,175       $  3,590
  Federal funds sold                                    2,388          1,785
  Short-term investments                                2,536          3,599
                                                     --------       --------
      Total cash and cash equivalents                   8,099          8,974

  Securities available for sale                        61,743         63,940
  Federal Home Loan Bank stock, at cost                 3,163          2,966
  Loans, net of allowance for loan losses of
   $780 and $785, respectively                        209,535        200,477
  Banking premises and equipment, net                   6,419          6,094
  Accrued interest receivable                           1,190          1,181
  Deferred income taxes                                 1,482          1,135
  Bank-owned life insurance                             6,505          6,118
  Other assets                                          1,536            605
                                                     --------       --------
      Total assets                                   $299,672       $291,490
                                                     ========       ========

Liabilities and Stockholders' Equity
  Deposits                                           $213,838       $210,281
  Short-term borrowings                              $  4,500       $  4,000
  Long -term borrowings                                49,500         46,000
  Mortgagors' escrow accounts                             366            409
  Accrued expenses and other liabilities                3,472          2,197
                                                     --------       --------
      Total liabilities                               271,676        262,887
                                                     --------       -------

Commitments and Contingencies

Preferred stock, $.01 par value, 1,000,000 shares
 authorized, none outstanding                               0              0
Common stock, $.01 par value, 5,000,000 shares
 authorized, 1,595,774 and 1,594,774 issued and
 outstanding, respectively                                 16             16
Additional paid-in capital                              5,042          4,990
Retained earnings                                      24,405         24,714
Accumulated other comprehensive loss                   (1,133)          (714)
Unearned compensation-RRP (5,299 and 7,509
 shares, respectively)                                    (84)          (130)
Unearned compensation-ESOP (25,170 and 27,255
 shares, respectively)                                   (250)          (273)
                                                     --------       --------
      Total stockholders' equity                       27,996         28,603
                                                     --------       --------
      Total liabilities and stockholders' equity     $299,672       $291,490
                                                     ========       ========

See accompanying notes to unaudited consolidated financial statements

               Westborough Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Operations
                    (Dollars in thousands, except share data)

                                                                   Three Months Ended         Nine Months Ended
                                                                        June 30,                   June 30,
                                                                 ----------------------    ----------------------
                                                                    2006         2005         2006         2005
                                                                 ---------    ---------    ---------    ---------
                                                                       (unaudited)               (unaudited)
Interest and dividend income:
  Interest and fees on loans                                        $2,907       $2,412       $8,569       $6,969
  Interest and dividends on investment securities                      655          727        1,986        2,196
  Interest on federal funds sold                                        25           26           55           55
  Interest on short-term investments                                    24            8           74           19
                                                                    ------       ------       ------       ------
      Total interest and dividend income                             3,611        3,173       10,684        9,239
                                                                    ------       ------       ------       ------

Interest expense:
  Interest on deposits                                               1,240          787        3,339        2,113
  Interest on Federal Home Loan Bank advances                          521          326        1,618          796
                                                                    ------       ------       ------       ------
      Total interest expense                                         1,761        1,113        4,957        2,909
                                                                    ------       ------       ------       ------
Net interest income                                                  1,850        2,060        5,727        6,330
(Credit) provision for loan losses                                       0            0            0         (173)
                                                                    ------       ------       ------       ------
Net interest income, after (credit) provision for loan losses        1,850        2,060        5,727        6,503
                                                                    ------       ------       ------       ------

Other income:
  Customer service fees                                                163          139          544          452
  Gain on sales of securities available for sale, net                    0            0            0           49
  Gain (loss) on sales of mortgages                                      0          159          (25)         165
  Miscellaneous                                                         37           40          168          196
                                                                    ------       ------       ------       ------
      Total other income                                               200          338          687          862
                                                                    ------       ------       ------       ------

Operating expenses:
  Salaries and employee benefits                                     1,226        1,132        3,625        3,241
  Occupancy and equipment                                              282          261          882          879
  Data processing                                                      203          190          580          558
  Marketing and advertising                                             54           72          133          184
  Professional fees                                                    120          168          392          323
  Other general and administrative                                      77          313          897        1,018
                                                                    ------       ------       ------       ------
      Total operating expenses                                       1,962        2,136        6,509        6,203
                                                                    ------       ------       ------       ------
Income (loss) before provision (benefit) for income taxes               88          262          (95)       1,162
Provision (benefit) for income taxes                                     0           91          (73)         362
                                                                    ------       ------       ------       ------
Net income (loss)                                                   $   88       $  171       $  (22)      $  800
                                                                    ======       ======       ======       ======

Number of weighted average shares outstanding-Basic              1,565,632    1,558,305    1,561,565    1,551,800
Earnings (loss) per share-Basic                                      $0.06        $0.11       $(0.01)       $0.52
Number of weighted average shares outstanding-Dilutive           1,579,781    1,572,796    1,561,565    1,570,867
Earnings (loss) per share-Dilutive                                   $0.06        $0.11       $(0.01)       $0.51

See accompanying notes to unaudited consolidated financial statements.

               Westborough Financial Services, Inc. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                             (Dollars in thousands)
                                   (unaudited)

                                                                                Accumulated
                                                         Additional                Other         Unearned       Unearned
                                                 Common   Paid-in    Retained  Comprehensive  Compensation-  Compensation-
                                                 Stock    Capital    Earnings  Income (Loss)       RRP            ESOP       Total
                                                 ------  ----------  --------  -------------  -------------  -------------  -------

Balance at September 30, 2004                      $16     $4,843    $24,198      $   159         $(209)         $(302)     $28,705
                                                                                                                            -------

Comprehensive income:
  Net income                                         0          0        800            0             0              0          800
  Change in net unrealized gain on
   securities available for sale, net of
   reclassification adjustment and tax effects       0          0          0         (487)            0              0         (487)
                                                                                                                            -------
      Total comprehensive loss                                                                                                  313
                                                                                                                            ------
Cash dividends declared and paid
 ($.18 per share)                                    0          0       (287)           0             0              0         (287)
ESOP shares released and committed
 to be released (2,210 shares)                       0         41          0            0             0             22           63
Amortization of RRP stock (2,850 shares)             0          0          0            0            59              0           59
Issuance of common stock under stock option
 plan, net of income tax benefits ($22)              0         83          0            0             0              0           83
                                                   ---     ------    -------      -------         -----          -----      -------
Balance at June 30, 2005 (unaudited)               $16     $4,967    $24,711      $  (328)        $(150)         $(280)     $28,936
                                                   ===     ======    =======      =======         =====          =====      =======

Balance at September 30, 2005                      $16     $4,990    $24,714      $  (714)        $(130)         $(273)     $28,603
                                                                                                                            -------

Comprehensive loss:
  Net loss                                           0          0        (22)           0             0              0          (22)
  Change in net unrealized loss on
   securities available for sale, net of
   tax effects                                       0          0          0         (419)            0              0         (419)
                                                                                                                            -------
      Total comprehensive loss                                                                                                 (441)
                                                                                                                            -------
Cash dividends declared and paid
 ($.18 per share)                                    0          0       (287)           0             0              0         (287)
ESOP shares released and committed
 to be released (2,210 shares)                       0         37          0            0             0             23           60
Amortization of RRP stock ( 2,085 shares)            0          0          0            0            46              0           46
Issuance of common stock under stock option
 plan, net of income tax benefits ($5)               0         15          0            0             0              0           15
                                                   ---     ------    -------      -------         -----          -----      -------
Balance at June 30, 2006 (unaudited)               $16     $5,042    $24,405      $(1,133)        $ (84)         $(250)     $27,996
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

                       Westborough Financial Services, Inc. and Subsidiary
                              Consolidated Statements of Cash Flows
                                     (Dollars in thousands)

                                                              Nine Months Ended
                                                                   June 30,
                                                            ---------------------
                                                              2006         2005
                                                            --------     --------
                                                            (unaudited)
Cash flows from operating activities:
  Net (loss) income                                         $    (22)    $    800
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    (Credit) provision for loan losses                             -         (173)
    Net amortization of securities                               208          304
    Amortization of net deferred loan costs and premiums
     on purchased loans and indirect lending                      52           19
    Depreciation expense                                         361          363
    Loss (gain) on the sales of mortgages                         25         (165)
    Gain on sales and calls of securities, net                     -          (49)
    Increase in accrued interest receivable                       (9)        (102)
    Deferred income tax (benefit) provision                     (127)          60
    ESOP shares released and committed to be released             60           63
    Amortization of RRP stock                                     46           59
    Increase in bank-owned life insurance                       (180)         (88)
    Other, net                                                   344          520
                                                            --------     --------
      Net cash provided by operating activities                  758        1,611
                                                            --------     --------

Cash flows from investing activities:
  Activity in available-for-sale securities:
    Sales and calls                                                -        2,024
    Maturities                                                 9,350        1,700
    Purchases                                                (12,560)      (5,575)
    Principal payments                                         4,560        3,369
  Purchase of Federal Home Loan Bank stock                      (197)        (425)
  Proceeds from the sale of loans                              1,815        8,214
  Loan originations, net                                     (10,950)     (27,421)
  Purchase of banking premises and equipment, net               (686)         (74)
  Premiums paid on bank-owned life insurance                    (207)        (229)
                                                            --------     --------
      Net cash used by investing activities                   (8,875)     (18,417)
                                                            --------     --------
Cash flows from financing activities:
  Net increase in deposits                                     3,557        3,136
  Net increase (decrease) in short-term borrowings               500       (3,500)
  Proceeds from Federal Home Loan Bank advances                5,500       17,000
  Repayment of Federal Home Loan Bank advances                (2,000)      (1,000)
  Net (decrease) increase in mortgagors' escrow accounts         (43)          42
  Issuance of common stock under stock option plan,
   net of tax benefits                                            15           83
  Dividends paid                                                (287)        (287)
                                                           ---------     --------
      Net cash provided by financing activities                7,242       15,474
                                                            --------     --------

Net change in cash and cash equivalents                         (875)      (1,332)

Cash and cash equivalents at beginning of year                 8,974        9,171
                                                            --------     --------
Cash and cash equivalents at end of period                  $  8,099     $  7,839
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

      2)    Commitments and Contingencies.

      At June 30, 2006, the Bank had residential and commercial loan commitments to borrowers of $2.7 million, commitments for home equity lines of $1.4 million, available home equity lines of credit of $17.4 million, unadvanced funds on commercial lines of credit, overdrafts and participation loans of $3.9 million, unadvanced funds on construction mortgages of $1.1 million and personal overdraft lines of credit of approximately $492 thousand. The Company had no commitments to purchase or sell securities at June 30, 2006.

      3)    Earnings per Share.

      Basic earnings per share represent income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 and reflects additional common shares (common stock equivalents) that would have been outstanding if only dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. For the three and nine months ended June 30, 2006, the Company has no potential common shares outstanding that are considered anti-dilutive. If applicable, the Company would exclude from the diluted earnings per share calculation any potential common shares that would increase earnings per share. Potential common shares that may be issued by the Company relate solely to outstanding stock options and grants and are determined using the treasury stock method.

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

                                                    Three Months Ended    Nine Months Ended
                                                         June 30,              June 30,
                                                    ------------------    -----------------
                                                      2006     2005        2006        2005
                                                      ----     ----        ----        ----

Net income (loss)                    As reported      $  88    $ 171      $  (22)     $ 800
                                     Pro forma        $  87    $ 164      $  (25)     $ 780

Basic earnings (loss) per share      As reported      $0.06    $0.11      $(0.01)     $0.52
                                     Pro forma        $0.06    $0.11      $(0.01)     $0.50

Diluted earnings (loss) per share    As reported      $0.06    $0.11      $(0.01)     $0.51
                                     Pro forma        $0.06    $0.10      $(0.01)     $0.50

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

      4)    Pension Plan

      The Bank provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the pension plan on a non-contributing basis, and are fully vested after three years of service.

      The components of net periodic pension cost are as follows:

                             Three months ended June 30,    Nine months ended June 30,
                             ---------------------------    --------------------------
(Dollars in thousands)             2006       2005               2006        2005
                                   ----       ----               ----        ----

Service cost                       $ 54       $ 50              $ 161        $ 150
Interest cost                        43         47                131          141
Expected return on assets           (54)       (54)              (161)        (162)
Transition obligation                 1          1                  2            2
Actuarial gain                       (2)         0                 (6)           0
                                   ----       ----              -----        -----
                                   $ 42       $ 44              $ 127        $ 131
                                   ====       ====              =====        =====

Item 2. Management's Discussion and Analysis of Plan of Operation.

General

      The following discussion compares the financial condition of the Company and its wholly-owned subsidiary, the Bank, at June 30, 2006 and September 30, 2005, and the results of operations for three and nine-months ended June 30, 2006, compared to the same periods in 2005. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes that are included within this report.

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

Comparison of Financial Condition at June 30, 2006 and September 30, 2005

      The Company's total assets increased by $8.2 million, or 2.8%, to $299.7 million at June 30, 2006 from $291.5 million at September 30, 2005. Additionally, deposits increased by $3.6 million, or 1.7%, to $213.8 million from $210.3 million, primarily in money market deposit accounts and longer-term certificates of deposit. The increase in deposits and FHLB advances were used primarily to fund loan portfolio growth which increased by $9.1 million, or 4.5%, to $209.5 million at June 30, 2006 as compared to $200.5 million at September 30, 2005. Within the loan portfolio, commercial loans increased by $4.9 million from September 30, 2005 to June 30, 2006 and residential real estate and home equity lines-of-credit increased by $4.4 million for the same period. Total stockholders' equity declined by $607 thousand, to $28.0 million at June 30, 2006 from $28.6 million at September 30, 2005. The decrease was primarily the result of changes in accumulated other comprehensive loss relating to the change in after-tax value in securities available for sale, coupled with a net loss of $22 thousand and the payment of $287 thousand in dividends to stockholders during the nine-months ended June 30, 2006..

      Accumulated other comprehensive after-tax loss at June 30, 2006 was $1.1 million, as compared to $714 thousand at September 30, 2005. The Company's securities portfolio consists primarily of interest-rate sensitive securities whose market value changes inversely with changes in market interest rates. Interest rates at June 30, 2006 were generally higher than rates at September 30, 2005 and, accordingly, the market value of securities available for sale declined. At June 30, 2006, deferred income tax benefits associated with this market value decline were approximately $594 thousand.

Comparison of Operating Results for Three-Months Ended June 30, 2006 and 2005

      Net Income: The Company reported earnings per share (dilutive) for three-months ended June 30, 2006 of $0.06 on net income of $88 thousand, as compared to $0.11 per share (dilutive) on net income of $171 thousand for three-months ended June 30, 2005. The Company's return on average assets was 0.12% for three-months ended June 30, 2006 as compared to 0.24% for three-months ended June 30, 2005.

      The decrease in net income for three-months ended June 30, 2006 was primarily due to a decrease in net interest income and a decline in other income, offset to a lesser extent by a decrease in operating expenses. Net interest income declined by $210 thousand, or 10.2%, to $1.9 million for three-months ended June 30, 2006 as compared to $2.1 million for three-months ended June 30, 2005, as the Bank continued to experience the effects of a relatively flat yield curve, where the difference between short-term interest rates and longer-term interest rates was relatively small. As the Federal Reserve Open Market Committee ("FOMC") increased short-term rates, the competitive interest rates paid to interest-bearing deposit customers increased. Continued flattening of the yield curve challenged the Bank by limiting investment opportunities and returns. Compression of the net interest rate spread can be expected to result in lower net interest income and possible operating losses, until such time as the yield curve returns to a more normal, upward slope. Other income decreased by $138 thousand, or 40.8%, to $200 thousand for three-months ended June 30, 2006 as compared to three-months ended June 30, 2005, resulting from substantially reduced volume of gains from loan sales. Income from customer service fees, however, increased by $24 thousand for three-months ended June 30, 2006 as compared to June 30, 2005 primarily due to fees associated with the sale of non-deposit investment products. Operating expenses decreased by $174 thousand, or 8.1%, to $2.0 million for three-months ended June 30, 2006 as compared to $2.1 million for three-months ended June 30, 2005. Other general and administrative expenses decreased by $236 thousand, or 75.4%, to $77 thousand for three-months ended June 30, 2006 as compared to $313 thousand for three-months ended June 30, 2005, due to the recovery of settlement costs relating to a civil action filed against the Bank. Salaries and employee benefits increased by $94 thousand, or 8.3%, to $1.2 million for three-months ended June 30, 2006 as compared to three-months ended June 30, 2005, due to general increases in employee salaries, an increase in benefit costs and an increase in sales incentive compensation. Professional fees decreased by $48 thousand, or 28.6%, to $120 thousand for three-months ended June 30, 2006, as compared to three-months ended June 30, 2005, primarily due to a decline in legal and other expenses related to the civil action filed against the Bank.

      The following schedule of the Bank's net interest rate spread and net interest margin for the periods indicated is based upon average balances and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:

                                            Three Months Ended
                                                 June 30,
                                            ------------------       Increase
                                              2006     2005       (decrease)(7)
                                              ----     ----       -------------
Interest-earning assets:
  Short-term investments (1)                  5.50%    2.65%           2.85%
  Investment securities (2)                   3.92%    4.03%          -0.11%
  Loans (3)                                   5.56%    5.24%           0.33%
      Total interest-earning assets           5.17%    4.85%           0.32%

Interest-bearing liabilities:
  NOW accounts                                0.15%    0.14%           0.01%
  Savings accounts (4)                        1.34%    1.40%          -0.06%
  Money market deposit accounts               3.34%    0.99%           2.35%
  Certificate of deposit accounts             3.96%    2.66%           1.30%
      Total interest-bearing deposits         2.53%    1.65%           0.89%
  Borrowed funds                              4.15%    3.77%           0.38%
      Total interest-bearing liabilities      2.86%    1.97%           0.89%

Net interest rate spread (5)(7)               2.30%    2.88%          -0.58%
Net interest margin (6)                       2.65%    3.15%          -0.50%

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

      Interest and Dividend Income: Interest and dividend income increased by $438 thousand, or 13.8%, to $3.6 million for three-months ended June 30, 2006 from $3.2 million for three-months ended June 30, 2005. The increase was primarily due to the combination of an increase in the average volume of interest-earning assets and slightly higher rates earned on average interest-earning assets. The average volume of interest-earning assets for three-months ended June 30, 2006 increased to $279.6 million as compared to an average volume of $261.6 million for three-months ended June 30, 2005. Additionally, the Bank's average interest rate earned on all interest-earning assets increased by 0.32%, to 5.17% for three-months ended June 30, 2006 from 4.85% for three-months ended June 30, 2005. The funding source for the increase in the average volume of interest-earning assets was primarily from increases in borrowings from the Federal Home Loan Bank ("FHLB") and deposit accounts. The average balance of investment securities for three-months ended June 30, 2006 decreased to $66.9 million, earning 3.92% as compared to an average balance of $72.2 million, earning 4.03% for three-months ending June 30, 2005. The FHLB deferred the declaration and payment of its quarterly stock dividend due to a one-time change in its dividend schedule. Had the dividend been paid during three-months ended June 30, 2006, on its former schedule, and at the former rate per share, the percent earnings on investment securities would have been approximately 4.16%, or an increase of 24 basis points from 3.92%. The average balance of short-term investments for three-months ended June 30, 2006 declined to $3.6 million earning 5.50% as compared to an average balance of $5.1 million earning 2.65% for three-months ending June 30, 2005. The higher yield reflects increases in short-term rates by the FOMC. The average balance of loans for three-months ended June 30, 2006, increased to $209.1 million earning 5.56%, as compared to an average balance of $184.2 million earning 5.24% for three-months ending June 30, 2005.

      Interest Expense: Total interest expense increased by $648 thousand, or 58.2%, to $1.8 million for three-months ended June 30, 2006 from $1.1 million for three-months ended June 30, 2005. The increase in interest expense was mainly due to higher interest rates paid on money market deposits accounts and certificates of deposit resulting from management's response to rate increases by the FOMC, and an increase in the average rate of interest paid on borrowings from the FHLB. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and borrowings) increased to $246.0 million, with a cost of 2.86%, for three-months ended June 30, 2006 as compared to $225.5 million, with a cost of 1.97%, for three-months ending June 30, 2005. The average volume of interest-bearing deposits increased to $195.7 million, with a cost of 2.53%, for three-months ended June 30, 2006 as compared to an average balance of $190.9 million, with a cost of 1.65%, for three-months ended June 30, 2005. Within the category of interest-bearing deposits, the average balance of money market deposit accounts and certificate of deposit accounts increased by $25.9 million and $15.1 million, respectively, while the average balance of savings and NOW accounts declined by $33.8 million and $2.5 million, respectively. The decrease in savings and NOW accounts was due to the relative attractiveness of certificate of deposit accounts, money market accounts and alternative investments in the marketplace. During this period, the Bank has utilized alternative sources of funds by increasing its borrowing from the FHLB. The average balance of borrowings increased to $50.3 million, with an average cost of 4.15%, for three-months ended June 30, 2006, as compared to an average balance of $34.5 million, with an average cost of 3.77%, for three-months ended June 30, 2005. The increase in average borrowing from the FHLB primarily funded the growth in residential and commercial loans.

      Net Interest Income: The Bank's net interest income decreased by $210 thousand, or 10.2%, for three-months ended June 30, 2006, to $1.9 million compared to $2.1 million for three-months ended June 30, 2005. The decrease was attributed to the combination of an increase in interest expense of $648 thousand, offset, to a lesser extent, by an increase in interest and dividend income of $438 thousand. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, declined by 0.58% to 2.30% for three-months ended June 30, 2006 as compared to 2.88% for three-months ended June 30, 2005.

      (Credit) Provision for Loan Losses: The Bank had no provision for loan losses for three-months ended June 30, 2006 and 2005, respectively. This primarily reflects paydowns and the high credit quality of specific commercial loans for which a portion of the allowance for loan losses had been allocated. It is the Bank's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. As the Bank expands its commercial lending activities, management believes that growth in the allowance for loan losses may be likely. Additionally, while management believes it continues to have excellent loan quality, the Bank recognizes that it is located in a market and geographic area that is considered to be in the high technology and financial services belt and, most likely, the Bank's allowance for loan loss will reflect the relative health of these economic sectors. While management believes it's current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance for loan losses.

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of mortgages and the sale of securities available for sale, and income from bank-owned life insurance ("BOLI"). Total other income declined by $138 thousand, or 40.8%, to $200 thousand for three-months ended June 30, 2006, from $338 thousand for three-months ended June 30, 2005. During three-months ended June 30, 2006, there were no sales of fixed-rate mortgage loans as compared to a pre-tax gain of $159 thousand, for three-months ended June 30, 2005. Miscellaneous income decreased by $3 thousand, or 7.5%, to $37 thousand for three-months ended June 30, 2006, from $40 thousand for three-months ended June 30, 2005, primarily from an increase in amortization of mortgage servicing rights recognized upon the sale of mortgages in the secondary market, offset to a lesser degree by an increase in income on BOLI policies on certain directors. Income from customer service fees increased by $24 thousand, or 17.3%, to $163 thousand for three-months ended June 30, 2006 as compared to $139 thousand for three-months ended June 30, 2005, primarily due to fees associated with the sale of non-deposit investment products.

      Operating Expenses: Three-months ended June 30, 2006 operating expenses decreased by $174 thousand, or 8.1%, to $2.0 million, compared to $2.1 million for three-months ended June 30, 2005. Operating expenses as a percent of average assets were 2.62% for three-months ended June 30, 2006 as compared to 3.05% for three-months ended June 30, 2005. The primary reasons for the decrease in operating expenses was a recovery of settlement costs relating to a civil action filed against the Bank, offset to a lesser extent by an increase in salaries and employee benefits. Other general and administrative expenses decreased by $236 thousand, or 75.4%, to $77 thousand for three-months ended June 30, 2006 as compared to $313 thousand for three-months ended June 30, 2005, due to the recovery of settlement costs relating to a civil action filed against the Bank. Professional fees decreased by $48 thousand, or 28.6%, to $120 thousand for three-months ended June 30, 2006, as compared to three-months ended June 30, 2005, primarily due to a decline in legal and other expenses related to the civil action filed against the Bank. Salaries and employee benefits increased by $94 thousand, or 8.3%, to $1.2 million for three-months ended June 30, 2006 as compared to three-months ended June 30, 2005, due to general increases in employee salaries, an increase in benefit costs and an increase in sales incentive compensation. Occupancy and equipment expenses increased by $21 thousand, or 8.0%, to $282 thousand for three-months ended June 30, 2006, primarily due to the completion of facilities upgrades within the branch network during three-months ended June 30, 2006.

      Income Taxes: Income before provision for income taxes declined by $174 thousand, to $88 thousand for three-months ended June 30, 2006 as compared to $262 thousand for three-months ended June 30, 2005. Primarily a result of this decline, the provision for income taxes declined by $91 thousand, to $0 thousand, for three-months ended June 30, 2006 as compared to $91 thousand for three-months ended June 30, 2005. The effective income tax rate was 0.00% and 34.7% for three-months ended June 30, 2006 and three-months ended June 30, 2005, respectively. The lower effective tax rate was attributable to relatively low level of income before income taxes for three-months ended June 30 2006, as compared to June 30, 2005, in addition to the Bank's utilization of a wholly-owned security investment subsidiary, and an increase in income from the cash surrender value of BOLI as a percent of pre-tax income.

Comparison of Operating Results for Nine-Months Ended June 30, 2006 and 2005

      Net (Loss) Income: The Company reported a loss per share (dilutive) for nine-months ended June 30, 2006 of $0.01 on a net loss of $22 thousand, as compared to earnings of $0.51 per share (dilutive) on net income of $800 thousand for nine-months ended June 30, 2005. The Company's return on average assets was negative 0.01% for nine-months ended June 30, 2006 as compared to 0.39% for nine-months ended June 30, 2005.

      The decrease in net income for nine-months ended June 30, 2006 was due to a decrease in net interest income, an increase in operating expenses, a decrease in the credit for loan losses and a decline in other income. Net interest income decreased by $603 thousand, or 9.5%, to $5.7 million, for nine-months ended June 30, 2006, as compared to $6.3 million for nine-months ended June 30, 2005, as the Bank continued to experience the effects of a relatively flat yield curve, where the difference between short-term interest rates and longer-term interest rates was relatively small. The net interest rate spread declined by 0.66%, to 2.40% for nine-months ended June 30, 2006 as compared to 3.06% for nine-months ended June 30, 2005. For nine-months ended June 30, 2006, operating expenses increased by $306 thousand, or 4.9%, to $6.5 million, from $6.2 million for nine-months ended June 30, 2005. The primary reasons for the increase in operating expenses were due to increases in salaries and employee benefits and professional fees, offset to a lesser extent, by a decline in general and administrative and marketing and advertising expenses. Salaries and employee benefits expense increased by $384 thousand, or 11.8%, to $3.6 million for nine-months ended June 30, 2006 as compared to nine-months ended June 30, 2005 primarily as a result of increased benefit costs, general salary increases for employees and higher levels of sales incentive compensation. The Bank had no provision for loan losses for nine-months ended June 30, 2006 as compared to a $173 thousand credit provision for loan losses for nine-months ended June 30, 2005. This primarily reflects paydowns and the high credit quality of specific commercial loans for which a portion of the allowance for loan losses had been allocated. Other income decreased by $175 thousand, or 20.3%, to $687 thousand for nine-months ended June 30, 2006, resulting from substantially reduced volume of gains from loans and investments sold, as compared to nine-months ended June 30, 2005. Income from customer service fees, however, increased by $92 thousand for nine-months ended June 30, 2006 as compared to June 30, 2005 primarily due to fees associated with the sale of non-deposit investment products and prepayment fees on commercial loans.

      The following schedule of the Bank's net interest rate spread and net interest margin for the periods indicated is based upon average balances and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:

                                            Nine Months Ended
                                                 June 30,
                                            -----------------       Increase
                                             2006      2005      (decrease)(7)
                                             ----      ----      -------------
INTEREST-EARNING ASSETS:
  Short-term investments (1)                 4.79%     2.21%          2.58%
  Investment securities (2)                  3.90%     3.97%         -0.07%
  Loans (3)                                  5.49%     5.26%          0.23%
      Total interest-earning assets          5.10%     4.83%          0.27%

INTEREST-BEARING LIABILITIES:
  NOW accounts                               0.15%     0.12%          0.03%
  Savings accounts (4)                       1.37%     1.30%          0.07%
  Money market deposit accounts              3.32%     0.97%          2.35%
  Certificate of deposit accounts            3.65%     2.43%          1.22%
      Total interest-bearing deposits        2.31%     1.49%          0.82%
  Borrowed funds                             4.42%     3.61%          0.81%
      Total interest-bearing liabilities     2.70%     1.78%          0.93%

Net interest rate spread (5)(7)              2.40%     3.06%         -0.66%
Net interest margin (6)                      2.73%     3.31%         -0.58%


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

      Interest and Dividend Income: The Bank's interest and dividend income increased by $1.4 million, or 15.6%, to $10.7 million for nine-months ended June 30, 2006 as compared to $9.2 million for nine-months ended June 30, 2005. Primarily due to an increase in the rate of interest earned on short-term investments and loans, the yield on interest-earning assets increased by 0.27% to 5.10% for nine-months ended June 30, 2006 from 4.83% for nine-months ended June 30, 2005. The average volume of interest-earning assets for nine-months ended June 30, 2006 increased to $279.6 million as compared to an average volume of $254.8 million for nine-months ended June 30, 2005. The funding source for the increase in the average volume of interest-earning assets was primarily from an increase in Federal Home Loan Bank advances and an increase in deposit accounts. The average balance of loans for nine-months ended June 30, 2006, increased to $208.1 million earning 5.49%, as compared to an average balance of $176.5 million earning 5.26% for nine-months ending June 30, 2005. The average balance of short-term investments for nine-months ended June 30, 2006 declined to $3.6 million earning 4.79% as compared to an average balance of $4.5 million earning 2.21% for nine-months ending June 30, 2005. The higher yield reflects increases in short-term rates by the FOMC. The average balance of investment securities for nine-months ended June 30, 2006 decreased to $67.8 million, earning 3.90% as compared to an average balance of $73.8 million, earning 3.97% for six-months ending June 30, 2005. The FHLB deferred the declaration of its quarterly stock dividend due to a one-time change in its dividend schedule. Had the dividend been paid in June 2006 on its former schedule, and at the former rate per share, the percent earnings on investment securities would have been approximately 3.98%, or an increase of 8 basis points from 3.90%.

      Interest Expense: Total interest expense increased by $2.0 million, or 70.4%, to $5.0 million for nine-months ended June 30, 2006, from $2.9 million for nine-months ended June 30, 2005. The increase in interest expense was primarily due to higher interest rates paid on deposit accounts and FHLB advances. The average volume of all interest-bearing liabilities increased to $245.1 million, with a cost of 2.70%, for nine-months ended June 30, 2006 as compared to $218.5 million, with a cost of 1.78%, for nine-months ending June 30, 2005. Within this category of interest-bearing liabilities, the average volume of interest-bearing deposits increased to $193.0 million, with a cost of 2.31%, for nine-months ended June 30, 2006 as compared to $189.1 million, with a cost of 1.49%, for nine-months ended June 30, 2005. The average balance of certificates of deposit and money market accounts increased to $68.6 million and $23.3 million with an average cost of 3.65% and 3.32%, respectively, for nine-months ended June 30, 2006, as compared to an average balance of $53.2 million and $5.3 million with an average cost of 2.43% and 0.97% for nine-months ended June 30, 2005. The average balance of borrowings increased to $52.1 million, with an average cost of 4.42%, for nine-months ended June 30, 2006, as compared to an average balance of $29.4 million, with an average cost of 3.61%, for nine-months ended June 30, 2005. The increase in average borrowing from the FHLB has funded the continued demand for residential and commercial loans.

      Net Interest Income: The Bank's net interest income decreased by $603 thousand, or 9.5%, for nine-months ended June 30, 2006, to $5.7 million, as compared to $6.3 million for nine-months ended June 30, 2005. As noted above, the decrease was primarily attributed to the combination of an increase in interest expense of $2.0 million, offset, to a lesser extent by an increase in interest and dividend income of $1.4 million. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, decreased by 0.66%, to 2.40% for nine-months ended June 30, 2006 as compared to 3.06% for nine-months ending June 30, 2005.

      (Credit) Provision for Loan Losses: The Bank had no provision for loan losses for nine-months ended June 30, 2006 compared to a $173 thousand (credit) provision for nine-months ended June 30, 2005. This primarily reflects paydowns and the high credit quality of specific commercial loans for which a portion of the allowance for loan losses had been allocated. The (credit) provision for loan losses is a result of management's periodic analysis of risks inherent in the loan portfolio as well as the adequacy of the allowance for loan losses. It is the Bank's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. As the Bank expands its commercial lending activities, management believes that growth in the allowance for loan losses may be likely. Additionally, while management believes it continues to have excellent loan quality, the Bank recognizes that it is located in a market and geographic area that is considered to be in the high technology and financial services belt and, most likely, the Bank's allowance for loan loss will reflect the relative health of these economic sectors. While management believes it's current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance for loan losses.

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of mortgages and the sale of securities available for sale, and income from BOLI. Total other income decreased by $175 thousand, or 20.3%, to $687 thousand for nine-months ended June 30, 2006, from $862 thousand for nine-months ended June 30, 2005. During nine-months ended June 30, 2006, the Company sold fixed-rate mortgage loans, with servicing retained by the Bank, and recognized a pre-tax loss on the sale of $25 thousand, as compared to a pre-tax gain of $165 thousand for nine-months ended June 30, 2005. Gains on sales of securities available for sale declined by $49 thousand for nine-months ended June 30, 2006, as compared to nine-months ended June 30, 2005, on substantially reduced volume of investments sold. Miscellaneous income decreased by $28 thousand, or 14.3% to $168 thousand for nine-months ended June 30, 2006 as compared to $196 thousand for nine-months ended June 30, 2005 primarily as a result of a death benefit received on a BOLI policy in 2005 for a former director of the Company. Customer service fees increased by $92 thousand, or 20.4%, to $544 thousand for the nine-months ended June 30, 2006 as compared to $452 thousand for nine-months ended June 30, 2005, primarily due to fees associated with the sale of non-deposit investment products and prepayment fees on commercial loans.

      Operating Expenses: For nine-months ended June 30, 2006, operating expenses increased by $306 thousand, or 4.9%, to $6.5 million, from $6.2 million for nine-months ended June 30, 2005. The primary reasons for the increase in operating expenses were due to increases in salaries and employee benefits and professional fees, offset to a lesser extent, by a decline in general and administrative and marketing expenses. Salaries and employee benefits increased by $384 thousand, or 11.8%, to $3.6 million for nine-months ended June 30, 2006 as compared to nine-months ended June 30, 2005 primarily as a result of increased benefit costs, general salary increases for employees and higher levels of sales incentive compensation. Professional fees increased by $69 thousand, or 21.4%, to $392 thousand for nine-months ended June 30, 2006, as compared to $323 thousand for nine-months ended June 30, 2005, primarily due to legal and other expenses related to the civil action filed against the Bank and also expenses relating to strategic planning projects and initiatives. As a result of a higher volume of services provided, data processing expenses increased by $22 thousand, or 3.9%, to $580 thousand for nine-months ended June 30, 2006 as compared to $558 thousand for nine-month ended June 30, 2005. Other general and administrative expenses declined by $121 thousand, or 11.9%, to $897 thousand for nine-months ended June 30, 2006, primarily due to expenses related to a civil action filed against the Bank and expenses related to a customer satisfaction survey conducted during the nine-months ended June 30, 2005.


      Income Taxes: Income (loss) before provision (benefit) for income taxes decreased by $1.3 million, to $95 thousand loss for nine-months ended June 30, 2006 as compared to $1.2 million in income for nine-months ended June 30, 2005. Primarily a result of this decrease, the provision

(benefit) for income taxes decreased by $435 thousand, to $73 thousand benefit for nine-months ended June 30, 2006 as compared to $362 thousand provision for nine-months ended June 30, 2005. The effective income tax rate was (76.8%) and 31.2% for nine-months ended June 30, 2006 and nine-months ended June 30, 2005, respectively. The lower effective tax rate was attributable to relatively low level of income (loss) before income taxes for nine months ended June 30 2006, as compared to June 30, 2005, in addition to the Bank's utilization of a wholly-owned security investment subsidiary, and an increase in income from the cash surrender value of BOLI as a percent of pre-tax income.

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

      The Bank's primary investing activities are the origination of one-to four-family real estate and other loans and the purchase of securities. During nine-months ended June 30, 2006, the Bank originated loans of $47.5 million, experienced principal repayments on loans of $36.6 million and sold $1.8 million of 30 and 40 year fixed-rate loans. The Bank purchased securities of $12.6 million during nine-months ended June 30, 2006. Principal payments on mortgage-backed securities provided an additional $4.6 million and there were $9.4 million of securities that matured during nine-months ended June 30, 2006. During nine-months ended June 30, 2006, investing activities were financed by a net increase in deposits of $3.6 million. While savings account balances declined over the recent nine months ended June 30, 2006 the Bank experienced an increase in money market accounts and certificates of deposit, as customers moved their funds into relatively higher earning deposit accounts. Investing activities were further financed by a net increase in FHLB borrowing of $4 million.

      Certificate of deposit accounts scheduled to mature within one year were $54.2 million at June 30, 2006. Based on the Bank's historical deposit retention experience and current pricing strategy and enhanced product offerings, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. The Bank has certificate of deposit programs with flexible and competitive terms which it believes enhances deposit retention and attracts new depositors as well.

      The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund, the Federal Deposit Insurance Corporation and other available reports, which compare the Bank's liquidity with banks in the state and in its peer group. The Bank anticipates that it will have sufficient funds to meet its current funding commitments. At June 30, 2006, the Bank had $54.0 million in outstanding borrowing from the FHLB and, based upon estimated eligible collateral that could be pledged with the FHLB, the Bank had additional borrowing capacity of $54.0 million at June 30, 2006.

      At June 30, 2006, the Company's capital to assets ratio was 9.34% and it exceeded applicable regulatory capital requirements. Further, it does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-months ended June 30, 2006, the Company did not repurchase any of its common stock. In September 2000, the Massachusetts Division of Banks approved a share repurchase program which authorized the repurchase of up to 79,069 shares of the Company's outstanding common stock. The program will continue until the repurchase of the 79,069 shares is complete. To, date no shares have been repurchased under this program.

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

Westborough Financial Services, Inc.

Date:  August 14, 2006                By: /s/ Joseph F. MacDonough
                                          -------------------------------------
                                          President and Chief Executive Officer

Date:  August 14, 2006                By: /s/ John L. Casagrande
                                          -------------------------------------
                                          Senior Vice-President, Treasurer and
                                          Clerk