Form 10KSB
period 2006-09-30
WESTBOROUGH FINANCIAL SERVICES INC
filed 2006-12-29
CIK 1087843

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended September 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _______________.

                         Commission file No. 000-27997

                      WESTBOROUGH FINANCIAL SERVICES, INC.
              (Exact name of small business issuer in its charter)

              Massachusetts                          04-3504121

    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

           100 E. Main Street                           01581
      Westborough, Massachusetts
(Address of principal executive offices)             (Zip Code)

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

The issuer's revenues for the fiscal year ended September 30, 2006 were $15,292,000.

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the common stock as of December 8, 2006 was $16,022,058.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 8, 2006, the registrant had 1,595,774 shares of common stock, par value $0.01 per share, outstanding.

                      Documents incorporated by reference.

Portions of the registrant's proxy statement for the 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended September 30, 2006, are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                              TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
FORWARD LOOKING STATEMENTS                                                                              (i)

PART I   .........................................................................................        1
         ITEM 1.  DESCRIPTION OF BUSINESS.........................................................        1
         ITEM 2.  DESCRIPTION OF PROPERTY.........................................................       38
         ITEM 3.  LEGAL PROCEEDINGS...............................................................       39
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................       39

PART II  .........................................................................................       39
         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................       39
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......................       39
         ITEM 7.  FINANCIAL STATEMENTS............................................................       54
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE............................................................       55
         ITEM 8A. CONTROLS AND PROCEDURES.........................................................       55
         ITEM 8B. OTHER INFORMATION...............................................................       55

PART III .........................................................................................       55
         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,CONTROL PERSONS AND CORPORATE
                  GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...................       55
         ITEM 10. EXECUTIVE COMPENSATION..........................................................       55
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS.............................................................       55
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.......       56
         ITEM 13. EXHIBITS........................................................................       56
         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................................       58
         SIGNATURES...............................................................................       59
         CERTIFICATIONS...........................................................................       62

FORWARD LOOKING STATEMENTS

      Westborough Financial Services, Inc. (the "Company") and The Westborough Bank (the "Bank") may from time to time make written or oral "forward-looking statements" which may be identified by the use of such words as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions.

      Forward-looking statements include statements with respect to the Company's and the Bank's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, which are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond the Company's and the Bank's control, and other factors identified in the Company's filings with the Securities and Exchange Commission and those presented elsewhere by management from time to time, could cause its financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which would cause actual results to differ materially from these estimates. These factors include, but are not limited to:

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

      The Company is a Massachusetts chartered mid-tier holding company that completed its initial public offering in February 2000 in connection with the reorganization of The Westborough Bank (the "Bank") from a Massachusetts chartered mutual savings bank into the Massachusetts mutual holding company form of organization. Pursuant to the reorganization, the Bank converted to a Massachusetts chartered stock savings bank as a wholly-owned subsidiary of the Company, which is majority owned by Westborough Bancorp, MHC ("MHC"), a Massachusetts chartered mutual holding company. The Company's common stock is traded on the Over-the-Counter Bulletin Board under the symbol "WFSM.OB."

      On November 13, 2006, the Company, the Bank and the MHC entered into an agreement and Plan of Merger with Assabet Valley Bancorp, Hudwest Financial Services, Inc., and Hudson Savings Bank. Under the terms of the agreement, the mutual holding company structure of the MHC will be eliminated and the Bank will merge with Hudson Savings Bank. The Company will merge with Hudwest Financial Services, Inc., with the Company as the surviving corporation and a wholly-owned subsidiary of Assabet Valley Bancorp. The Company will eventually be merged into Assabet Valley Bancorp. The stockholders of the Company, other than the MHC, will receive $35.00 in cash in exchange for each share of common stock they own. The transaction is subject to regulatory approval and the approval of the stockholders of the Company and the corporators of the MHC and Assabet Valley Bancorp. It is anticipated that the transaction will be completed in spring of 2007.

      The Company's principal business is its investment in the Bank. The Bank is headquartered in Westborough, Massachusetts and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the applicable legal limits and by the Deposit Insurance Fund. As a Massachusetts stock savings bank, the Bank is examined by the Division of Banks for the Commonwealth of Massachusetts (the "Division") and the FDIC. The Bank has offices in the towns of Westborough, Northborough and Shrewsbury, Massachusetts. The Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank attracts retail deposits from the general public and invests those funds primarily in loans secured by first mortgages on owner-occupied, one- to four-family residences and, to a lesser extent, in commercial real estate and commercial loans to small businesses.

      Unless otherwise indicated, the information presented in this Annual Report on Form 10-KSB represents the consolidated activity of the Company and its subsidiary for the year ended September 30, 2006.

      At September 30, 2006, total assets were $301.0 million, deposits were $211.3 million and total stockholders' equity was $28.4 million.

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

      o increase the use of alternative delivery channels, such as Internet and telephone banking; and

      o offer a variety of non-deposit investment products (such as mutual funds, insurance, etc.,) and services as a means to compete for an increased share of its customers' financial service business and improve fee-based income.

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

                                --------------------------------------------------------------------------------------------------
                                                                         At September 30,
                                --------------------------------------------------------------------------------------------------
                                       2006                2005                2004                2003                2002
                                --------------------------------------------------------------------------------------------------
                                          Percent             Percent             Percent             Percent             Percent
                                 Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total
                                --------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Real estate loans:
  Fixed rate mortgages          $ 54,169   25.44%   $ 57,953   28.31%   $ 64,310   38.51%   $ 65,170   44.84%   $ 47,599   35.01%
  Variable rate mortgages        100,282   47.09%    100,365   49.04%     64,788   38.81%     48,287   33.23%     54,096   39.78%
  Commercial                      32,853   15.43%     26,979   13.18%     23,313   13.96%     17,290   11.90%     20,092   14.78%
  Home equity lines-of-credit     19,530    9.17%     15,452    7.55%     11,295    6.77%     10,303    7.09%      8,792    6.47%
                                --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
    Total real estate loans      206,834   97.13%    200,749   98.08%    163,706   98.05%    141,050   97.06%    130,579   96.04%
                                --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
Consumer loans:
  Personal                           265    0.12%        198    0.10%        322    0.19%        564    0.39%        983    0.72%
  Deposit secured                    212    0.10%        312    0.15%        297    0.18%        358    0.24%        509    0.37%
  Home improvement                    40    0.02%          6    0.00%         85    0.05%         68    0.05%        171    0.13%
                                --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
    Total consumer loans             517    0.24%        516    0.25%        704    0.42%        990    0.68%      1,663    1.22%
                                --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
Commercial loans:
  Commercial lines-of-credit       1,749    0.82%        870    0.43%        965    0.58%      1,824    1.25%      2,549    1.87%
  Commercial installment           3,842    1.81%      2,534    1.24%      1,579    0.95%      1,461    1.01%      1,182    0.87%
                                --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
    Total commercial loans         5,591    2.63%      3,404    1.67%      2,544    1.53%      3,285    2.26%      3,731    2.74%
                                --------  ------    --------  ------    --------  ------    --------  ------    --------  ------

Total loans                      212,942  100.00%    204,669  100.00%    166,954  100.00%    145,325  100.00%    135,973  100.00%
                                          ======              ======              ======              ======              ======
Adjusted by:
Due to borrowers on
 incomplete loans                 (3,360)             (4,287)             (1,507)             (3,550)             (2,866)
Net deferred loan costs              721                 620                 389                 223                 161
Net premium on purchased
 loans and indirect lending          221                 260                 402                 470                 538
Allowance for loan loss             (780)               (785)               (950)               (911)               (926)
                                --------            --------            --------            --------            --------
Net loans                       $209,744            $200,477            $165,288            $141,557            $132,880
                                ========            ========            ========            ========            ========

      Residential Mortgage Loans. The Bank's primary emphasis is the origination of first mortgage loans secured by one- to four-family properties that serve as the primary or secondary residence of the owner. As of September 30, 2006, loans on one- to four-family residential properties accounted for 72.5% of the Bank's total loan portfolio.

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

      The Bank currently offers loans that conform to underwriting standards specified by Fannie Mae ("conforming loans") and also originates non-conforming loans, as described below. These loans may be fixed-rate one- to four-family mortgage loans or adjustable-rate one- to four-family mortgage loans with maturities of between 5 and 30 years. The non-conforming loans generally follow Fannie Mae guidelines except that the loan amount exceeds Fannie Mae guidelines' maximum limit of $417,000. The average size of the Bank's first mortgage loans originated during the year ended September 30, 2006 and the year ended September 30, 2005 was $243,594 and $282,034, respectively. The average size of the Bank's first mortgage loans was $193,523 and $186,958 at September 30, 2006 and September 30, 2005, respectively. The Bank is an approved seller/servicer for Fannie Mae. The Bank generally sells fixed rate one-to four-family loans in the secondary market. Loan sales were $2.3 million and $8.1 million for years ended September 30, 2006 and September 30, 2005, respectively. Such loans, however, continue to be serviced by the Bank.

      The Bank's originations of first mortgage loans amounted to $20.0 million in fiscal year 2006, $63.6 million in fiscal year 2005 and $49.9 million in fiscal year 2004. During the latter part of 2004, the Bank entered into correspondent contracts with a number of mortgage brokers and lenders who present prospective customer loan applications to the Bank for consideration. Such loan applications are reviewed by the Bank, and approval is subject to the loan meeting established underwriting conditions and criteria.

      The Bank offers a variety of adjustable-rate mortgages ("ARM's") and fixed-rate one- to four-family mortgage loans with maximum loan-to-value ratios that depend on the type of property and the size of loan involved. The loan-to-value ratio is the loan amount divided by the appraised value of the property. The loan-to-value ratio is a measure commonly used by financial institutions to determine exposure to risk. The majority of the Bank's loans on owner-occupied one- to four-family homes are originated with a loan-to-value ratio of 80% or less. For first-time home buyers, the Bank has made loans on owner-occupied one- to four-family homes with a loan-to-value ratio of up to 95%. The borrower is required to obtain mortgage insurance if the loan-to-value ratio is over 80%. Subsequently, if the loan-to-value ratio falls to 80% or less, the borrower is not required to continue to have mortgage insurance.

      The Bank currently offers fixed-rate mortgage loans with terms of 15 to 40 years secured by one- to four-family residences. Fixed rate mortgage loans are priced to be competitive with the offerings of local area banks, reflecting current market trends and conditions.

      The Bank currently offers a variety of ARM loans secured by one- to four-family residential properties that initially adjust after one year, three years, five years, seven years, or ten years. After the initial adjustment period, ARM loans adjust on an annual basis. The ARM loans that the Bank currently originates have a maximum 30 year amortization period and are subject to the same loan-to-value ratios applicable to fixed-rate mortgage loans described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the average yield on United States treasury securities and generally are subject to a maximum increase of 2% per adjustment period and a limitation on the aggregate adjustment of 6% over the life of the loan. The Bank originated $15.1 million and $46.6 million of one-to-four family ARM loans in the years ended September 30, 2006 and 2005, respectively. At September 30, 2006, 47.1% of the Bank's total loans consisted of ARM loans, down from 49.0% at September 30, 2005.

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

      The Bank's home equity lines-of-credit, which totaled $19.5 million, or 9.2% of total loans at September 30, 2006, are adjustable-rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences located in the Bank's market area. Interest rates on home equity credit lines are based upon the "prime rate" as published in the "Money Rates" section of the Wall Street Journal (the "index"). The home equity line product is written for a term of 20 years, with a 10 year draw period and a 10 year payback period, with no principal payments required during the draw period. Within the first 10 year draw period, interest only payments are required monthly. The subsequent 10 year period requires a minimum monthly payment of 1/120th of the outstanding principal balance of the loan plus the outstanding interest. The maximum credit line available is equal to (i) the lesser of $250,000 or 80% of the Bank's appraisal of the property, or (ii) 50% of the tax assessment on the property. In each case, these amounts are reduced by the first mortgage balance. Such loans also have a maximum term of 20 years. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, cannot exceed 80% of the assessed or appraised value of the property.

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

      Commercial Real Estate Loans. At September 30, 2006, commercial real estate mortgage loans totaled $32.9 million, or 15.4% of total loans. These loans are generally secured by office buildings, condominiums, and retail establishments located within the Bank's market area.

      The Bank's commercial real estate loans are offered on a fixed- and adjustable-rate basis. Typical terms for fixed rate loans provide for a maximum five-year re-pricing term with a 20 year amortization and a market interest rate, based upon the index, as adjusted to reflect inherent risk factors. Typical terms for adjustable-rate loans provide for a maximum note and amortization term of 20 years, with a re-pricing schedule every 1, 3, or 5 years. Price readjustments at each scheduled interval are based on a spread above the index. Loans on commercial properties are also subject to a maximum loan-to-value ratio of 80% for the owner occupied and residential investment property and 75% for commercial property and construction loans.

      Pursuant to the Bank's underwriting standards, a number of factors are considered before a commercial real estate loan is made. The Bank evaluates qualifications and financial condition of the borrower, including credit history, profitability and managerial experience, as well as the appraised value and condition of the underlying property. Factors that the Bank considers in evaluating the underlying property include the net operating income of the mortgaged property before debt service, interest/expense, and depreciation, the debt service coverage ratio (the ratio of operating income to debt service) and, as noted above, the ratio of the loan amount to the appraised value of the property.

      Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family owner occupied residential mortgage loans. Such loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project decreases, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired.

      The Bank's real estate loan portfolio also includes construction loans to builders and developers of properties within the Bank's market area. Construction loans to builders typically are in amounts equal to 70-75% of the completed appraised value. Construction loans generally have up to twelve months with a fixed or floating interest rate based upon the index plus a margin. In addition to securing the loan with the property under construction, the Bank generally obtains personal guarantees from the borrower. The proceeds of such loans are disbursed only after certification by in-house personnel or Bank retained inspection firms that confirm specified stages of construction have been completed.

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

      Consumer Loans. At September 30, 2006, $517 thousand, or 0.24 % of the Bank's total loans, consisted of consumer loans such as personal, deposit secured and fixed-rate home improvement loans. Consumer loans generally have shorter terms to maturity, which reduces the Bank's exposure to changes in interest rates. Consumer loans also carry higher rates of interest than do one- to four-family residential mortgage loans. The Bank believes that offering consumer loan products helps to expand and create stronger ties to the Bank's existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

      The Bank's personal loans consist of unsecured loans to individuals and secured loans for the purchase of new and used automobiles. The Bank's unsecured loans have a maximum term of 48 months. The terms of the Bank's automobile loans generally are determined by the age and condition of the vehicle. At September 30, 2006, the Bank's personal loans totaled $265 thousand, or 0.12% of total loans.

      The Bank also makes loans secured by deposit accounts up to 90% of the amount of the depositor's savings account balance. The rate for such loans is 2.0% higher than the rate paid on regular savings accounts and 3.0% higher than the rate paid on term deposits. For loans secured by term deposits, the maturity date for the loan is the lesser of 36 months, or the maturity of the deposit instrument. For loans secured by regular savings deposit accounts, the term is the lesser of 36 months or the term desired by the regular savings account customer. Deposit secured loans totaled $212 thousand, or 0.10% of total loans at September 30, 2006.

      Commercial Loans. The Bank has made a commitment to small business lending by developing certain products and services for the small- and medium-sized businesses located in the Bank's market area. Such services are designed to give business owners borrowing opportunities for, among other things, modernization, inventory, equipment, consolidation and working capital. In addition, the Bank has tailored certain products and services, such as its business checking accounts and treasury, tax and loan service, to better serve the needs of local businesses. The Bank also is an approved lender of the Small Business Administration. At September 30, 2006, $5.6 million, or 2.63%, of the Bank's total loans consisted of commercial loans. The Bank expects that commercial loans will comprise a growing portion of its total loan portfolio in the future.

      Commercial loans generally are limited to terms of five to seven years or less. Commercial loans have fixed or variable interest rates tied to the index. Where applicable, the Bank collateralizes these loans with a lien on business assets and equipment and the personal guarantees of the borrower's principal officers (a lien may also be placed on the guarantors' primary residence for additional collateral or to secure the guaranty).

      The Bank's commercial services are administered by the Bank's loan department. The Bank has two experienced commercial lending officers with considerable commercial lending expertise, including many years of banking experience in Massachusetts and in the Bank's market area. Also, the Bank has a commercial loan assistant and a senior credit analyst both with extensive banking experience.

      Commercial loans generally are considered to involve a higher degree of risk than residential mortgage loans because the primary collateral may be in the form of accounts receivable and/or inventory and other fixed assets subject to market obsolescence. Commercial loans also may involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial lending ordinarily requires substantially greater oversight efforts compared to residential real estate lending. To minimize these risks, the Bank conducts periodic reviews of the commercial loan portfolio to ensure adherence to underwriting standards and policy requirements.

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

                                                ------------------------------------------------------------
                                                              For the Year Ended September 30,
                                                ------------------------------------------------------------
                                                  2006         2005         2004         2003         2002
                                                ------------------------------------------------------------
Loans, net:

  Balance outstanding beginning of year         $200,477     $165,288     $141,557     $132,880     $134,957
                                                --------     --------     --------     --------     --------

Originations and Purchased Loans:
  Mortgage loans:
    Residential                                   19,896       63,612       49,850       53,729       30,003
    Commercial                                     7,010        5,109        8,890        1,164        8,866
    Home equity lines-of-credit                   18,750       15,290       10,032        9,488        8,658
                                                --------     --------     --------     --------     --------
      Total mortgage originations                 45,656       84,011       68,772       64,381       47,527
  Commercial loans                                 8,898        6,552        7,552        2,728        1,704
  Consumer loans                                     474          807          656        1,453        2,123
                                                --------     --------     --------     --------     --------
      Total originations                          55,028       91,370       76,980       68,562       51,354
                                                --------     --------     --------     --------     --------

Less:
  Principal repayments, unadvanced
   funds and other, net                          (43,469)     (48,213)     (47,688)     (55,835)     (53,421)
  Sale of mortgage loans, principal balance       (2,297)      (8,133)      (5,522)      (4,065)           0
  Credit (provision) for loan losses                   0          173          (70)           0           (8)
  Net loan charge-offs (recoveries)                    5           (8)          31           15           (2)
  Transfers to foreclosed real estate                  0            0            0            0            0
                                                --------     --------     --------     --------     --------
      Total deductions                           (45,761)     (56,181)     (53,249)     (59,885)     (53,431)
                                                --------     --------     --------     --------     --------
  Net loan activity                                9,267       35,189       23,731        8,677       (2,077)
                                                --------     --------     --------     --------     --------
    Loans, net, end of year                     $209,744     $200,477     $165,288     $141,557     $132,880
                                                ========     ========     ========     ========     ========

      The following table presents, as of September 30, 2006, the dollar amount of all loans due after September 30, 2007, and whether such loans have fixed or adjustable interest rates.

                                -----------------------------------
                                   Due After September 30, 2007
                                -----------------------------------
                                 Fixed      Adjustable      Total
                                -----------------------------------
                                               (In Thousands)
 Mortgage loans                 $53,009      $ 96,153      $149,162
 Commercial mortgages loans      22,548         4,055        26,603
 Home equity loans                4,110             -         4,110
 Consumer loans                     320             -           320
 Commercial loans                 3,625             -         3,625
                                -------      --------      --------
                                $83,612      $100,208      $183,820
                                =======      ========      ========

      Loan Commitments. The Bank generally makes loan commitments to borrowers not exceeding 45 days. At September 30, 2006, the Bank had $4.7 million in loan commitments outstanding, primarily for the origination of one- to four-family residential real estate loans, commercial loans and commercial real estate loans. Unadvanced funds on home equity lines-of-credit and commercial lines-of-credit at September 30, 2006 represented $16.9 million and $1.9 million, respectively.

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

      Loan Approval and Administrative Procedures. On an annual basis the Board of Directors approves the Bank's lending policies, procedures, loan approval limits, and outside, independent firms (such as appraisers), that may be retained during the underwriting process. Depending on the type and size of the requested loan, coupled with the borrower's aggregate loan balances with the Bank, loans may be approved by individual loan officers, the loan management committee or the executive committee. Residential mortgage loan requests for one-to four-family homes in amounts up to $1.0 million may be approved by the loan committee. One-to four-family mortgage requests greater than $1.0 million require approval by the executive committee. Commercial loan (Commercial Real Estate, Term loans, Lines-of-credit, etc.) requests up to $1.0 million may be approved by the loan committee. Commercial loan requests exceeding $1.0 million require approval of the executive committee. The Bank requires that all prospective borrowers complete a loan application and sign documentation authorizing the release of financial information to the Bank such as credit reports, personal financial statements, individual/corporate tax returns, financial statements and other necessary information. Upon receipt of the information, the Bank will proceed with the underwriting process. If necessary, the Bank may require additional financial or credit related information from the applicant. The Bank requires an appraisal for commercial and residential mortgage loans, except in some cases where existing mortgages are being refinanced. Appraisals are performed by licensed or certified third-party appraisal firms and are reviewed by the Bank's lending department. The Bank requires title insurance on all mortgage loans, except for home equity credit lines and fixed-rate home improvement loans. For those exceptions, the Bank requires evidence of previous title insurance. The Bank requires borrowers to obtain hazard insurance and may require borrowers to obtain flood insurance prior to closing. For properties with a private sewage disposal system, the Bank also requires evidence of compliance with applicable laws. Further, if requested by the Bank, some borrowers are required to deposit funds on a monthly basis to an escrow account for the future payment of real estate taxes, and premium payments for flood insurance and private mortgage insurance.

      Interest rates charged by the Bank on all loans are primarily determined by competitive loan rates offered in its market area and interest rate costs of the source of funding for the loan. The Bank may charge a fixed origination fee on new residential mortgage loans or a percentage fee on new commercial loans. The origination fees, net of direct origination costs, are deferred and amortized into income over the life of the loan. At September 30, 2006, the amount of net deferred loan origination costs was $721 thousand.

      Loan Maturity and Re-pricing. The following table sets forth certain information as of September 30, 2006 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. This table does not include prepayments on scheduled principal amortizations.

                                 ---------------------------------------------------------------------------------------------
                                                                     At September 30, 2006
                                 ---------------------------------------------------------------------------------------------
                                             Mortgage Loans
                                 ---------------------------------------         Home
                                                 Variable     Commercial       Equity
                                 Fixed Rate          Rate       Mortgage     Lines-of     Consumer     Commercial        Total
                                  Mortgages     Mortgages          Loans      -Credit        Loans          Loans        Loans
                                 ---------------------------------------------------------------------------------------------
                                                                        (In thousands)
Amounts due:
  Within one year                   $ 1,160      $  4,129        $ 6,250      $15,420         $221         $1,942     $ 29,122
  One to three years                     48        15,756          7,160            0           51            270       23,285
  Over three to five years              206        27,101          4,163            0          151            959       32,580
  Over five to ten years              3,872        51,022         13,986            0           94          2,384       71,358
  Over ten to twenty years           33,927             0          1,294        1,111            0              0       36,332
  Over twenty years                  14,956         2,274              0        2,999            0             36       20,265
                                    -------      --------        -------      -------         ----         ------      -------
    Loans, gross                    $54,169      $100,282        $32,853      $19,530         $517         $5,591      212,942
                                    =======      ========        =======      =======         ====         ======
  Due to borrowers on
   Incomplete loans                                                                                                     (3,360)
  Net deferred loan
   origination costs                                                                                                       721
  Net premium on purchased
   loans and indirect lending                                                                                              221
  Allowance for loan losses                                                                                               (780)
                                                                                                                      --------
    Loans, net                                                                                                        $209,744
                                                                                                                      ========

      Non-Performing Assets, Asset Classification and Allowances for Losses. The Senior Lending Officer or designee, working with other members of the loan committee, continually monitors the status of all delinquent loans. On a monthly basis, the Senior Lending Officer presents an update of the status of loans to both the Bank's executive committee and board of directors. One of the Bank's primary tools utilized to manage and control delinquent and problem loans is the Watched Asset List. This report identifies all loans or commitments that are considered to have inherent collateral or cash flow deficiencies that could result in a potential loss to the Bank if not properly supervised. The subject loans are managed by the loan committee, which, together with the executive committee, may meet more frequently to discuss the status of particular loans and to add or delete loans from the Watched Asset List, as is deemed appropriate. At September 30, 2006, the Bank had 7 loans which were 90 days or more past due which totaled $416 thousand. The Bank also had $1.1 million in assets classified as substandard and $43 thousand classified as special mention at September 30, 2006. No assets were classified as doubtful or loss.

      The Bank had $416 thousand and $175 thousand non-performing assets at September 30, 2006 and 2005, respectively.

      The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated:

                                                               ---------------------------------------------
                                                                             At September 30,
                                                               ---------------------------------------------
                                                                2006      2005      2004      2003      2002
                                                               ---------------------------------------------
                                                                            (Dollars in thousands)
Non-accrual first mortgage loans                                 $42      $154       $42      $204      $140
Non-accrual commercial and other loans                           374        21        79       430         0
Accruing loans delinquent 90 days or more                          0         0         0         0         0
                                                               -----     -----     -----     -----     -----
  Total non-performing and delinquent loans                      416       175       121       634       140
Foreclosed real estate, net                                        0         0         0         0         0
                                                               -----     -----     -----     -----     -----
  Total non-performing assets and delinquent loans              $416      $175      $121      $634      $140
                                                               =====     =====     =====     =====     =====

Non-performing and delinquent loans to total loans             0.20%     0.09%     0.07%     0.45%     0.11%
Non-performing assets and delinquent loans to total assets     0.14%     0.06%     0.05%     0.25%     0.06%

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

      Impaired loans generally are individually assessed to determine whether a loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's cash flows. Groups of smaller balance loans, however, are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures. The Bank had $416 thousand of loans classified as impaired at September 30, 2006. There were $175 thousand of loans classified as impaired at September 30, 2005 and $300 thousand at September 30, 2004.

      Troubled debt restructuring generally involves a modification of terms of a borrower's debt and can affect the carrying value of a loan. At September 30, 2006, 2005 and 2004, the Bank had no loans classified as troubled debt restructuring.

      Foreclosed real estate consists of property the Bank acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the investment in the loan or fair value. Thereafter, the Bank carries foreclosed real estate at fair value less estimated selling costs, net of a valuation allowance account established through provisions charged to income, which result from the ongoing periodic valuations of foreclosed real estate properties. The Bank had no foreclosed real estate at September 30, 2006, 2005 and 2004.

      Allowance for Loan Losses. The following table presents the activity in the Bank's allowance for loan losses at or for the dates indicated:

                                          -------------------------------------------------------
                                                  At or for the Years Ended September 30,
                                          -------------------------------------------------------
                                             2006        2005        2004        2003        2002
                                          -------------------------------------------------------
                                                          (Dollars in thousands)
Balance at beginning of year                 $785        $950        $911        $926        $916
                                          -------     -------     -------     -------     -------
(Credit) provision for loan losses              0        (173)         70           0           8
                                          -------     -------     -------     -------     -------
Charge-off:
  Mortgage loans                                0           0           0           0           0
  Commercial Loans                             (5)          0         (33)          0           0
  Consumer loans                                0           0          (2)        (19)        (11)
                                          -------     -------     -------     -------     -------
    Total charge-offs                          (5)          0         (35)        (19)        (11)
Recoveries                                      0           8           4           4          13
                                          -------     -------     -------     -------     -------
Balance at end of year                       $780        $785        $950        $911        $926
                                          =======     =======     =======     =======     =======

Net charge-offs/(recoveries) for
 the year                                      $5         ($8)        $31         $15         ($2)

Ratio of net charge-offs/(recoveries)
 to average loans outstanding
 during the year                           0.002%     -0.004%      0.021%      0.011%     -0.001%

Allowance for loan losses as a
 percent of total loans before the
 allowance for loan losses                  0.37%       0.39%       0.57%       0.64%       0.69%

Allowance for loan losses as a
 percent of non-performing loans          187.50%     448.57%     785.12%     143.69%     661.43%

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

                       ------------------------------------------------------------------------------------------------------------
                                                                       At September 30,
                       ------------------------------------------------------------------------------------------------------------
                               2006                  2005                  2004                  2003                  2002
                       ------------------------------------------------------------------------------------------------------------
                                 Percent of            Percent of            Percent of            Percent of            Percent of
                                  Loans in              Loans in              Loans in              Loans in              Loans in
                                  Category              Category              Category              Category              Category
                         Dollar   to Total     Dollar   to Total     Dollar   to Total     Dollar   to Total     Dollar   to Total
                         Amount    Loans       Amount    Loans       Amount    Loans       Amount    Loans       Amount    Loans
                       -----------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Real estate-mortgage:
  Residential (1)          $368      81.70%      $369      84.90%      $280      84.09%      $159      85.16%      $133      81.25%
  Commercial                125      15.43%       102      13.18%        89      13.96%       138      11.90%        41      14.78%
Commercial                  270       2.63%       292       1.66%       434       1.52%       487       2.26%       643       2.74%
Consumer                      7       0.24%         3       0.25%         4       0.42%        18       0.68%        24       1.22%
Unallocated                  10       0.00%        19       0.00%       143       0.00%       109       0.00%        85       0.00%
                       --------     -------  --------     -------  --------     -------  --------     -------  --------     -------
  Total Allowance
   for loan losses         $780     100.00%      $785     100.00%      $950     100.00%      $911     100.00%      $926     100.00%
                       ========     =======  ========     =======  ========     =======  ========     =======  ========     =======

Net loans before the
 allowance for loan
 losses                $210,524              $201,262              $166,238              $142,468              $133,806
Allowance as % of
 Gross Loans              0.37%                 0.39%                 0.57%                 0.64%                 0.69%

--------------------
<F1>  Includes home equity lines of credit and construction loans.

      The allowance for loan loss was $780 thousand at September 30, 2006 as compared to $785 thousand at September 30, 2005.

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

      The allowance for loan loss allocated to residential real estate mortgage loans decreased by $1 thousand to $368 thousand at September 30, 2006 as compared to $369 thousand at September 30, 2005. The slight decrease in the allocation is mainly due to the aggregate balances of homogeneous loans in this group remaining consistent. Most of the $211 million increase in residential real estate mortgage loans was in the variable-rate mortgage loans and home equity lines-of-credit categories which, during the periods of generally rising interest rates, have a higher inherent repayment risk, due to the effect that higher mortgage payments have upon a borrower's capacity to pay debt. Such loss characteristics, which exist throughout the long-term life of such loans, are less obvious in generally favorable economic conditions.

      The allowance for loan loss allocated to commercial real estate mortgage loans increased by $23 thousand to $125 thousand at September 30, 2006 as compared to an allowance for loan loss of $102 thousand at September 30, 2005. The increase in the allowance for loan losses in this category was due primarily to the $5.9 million increase in the balance of loans in this category.

      Primarily due to an improvement in portfolio risk characteristics, the allowance for loan losses allocated to commercial loans declined by $22 thousand, to $270 thousand at September 30, 2006. The balance of loans in this homogenous group increased slightly to $5.6 million at September 30, 2006 from $3.4 million at September 30, 2005, however specifically allocated losses within the commercial loans have decreased as certain classified loans have paid-off during the year.

      The allowance for loan loss allocated to consumer loans increased slightly from September 30, 2005 to September 30, 2006 and primarily reflects a slight increase in the balance of consumer loans. At September 30, 2006, the balance of consumer loans was $517 thousand, as compared to $516 thousand at September 30, 2005.

      The allowance designated as unallocated was $10 thousand at September 30, 2006 as compared to an unallocated balance of $19 thousand at September 30, 2005. The unallocated component of the allowance is maintained to cover uncertainties that could affect management's estimate of probable losses and also reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio. The Bank has no established range into which the unallocated portion of the allowance should fall. The amount of the unallocated allowance at September 30, 2006 is considered by management to be reasonable.

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

      At September 30, 2006, with the exception of securities of the government-sponsored enterprises, the Company had no securities of any issuer where the aggregate market and book value of the securities of such issuer, exceeded 10 percent of stockholders' equity.

      At September 30, 2006 and September 30, 2005, the Bank's liquidity ratio was 111.9% and 80.7%, respectively. The increase in the liquidity percentage was due primarily to an increase in the liquidity of the investment portfolio. For information regarding the carrying values, yields and maturities of the Bank's securities, see "Carrying Values, Yields and Maturities" further on in this section.

      At September 30, 2006, the fair value of the government-sponsored enterprise obligations portfolio totaled $31.0 million, or 109.2% of stockholders' equity. This portfolio consists primarily of securities with maturities of one to five years. Some of the debentures are callable and call provisions vary following a minimum holding period. The Bank generally does not purchase structured notes, and at September 30, 2006, there were no structured notes in the Bank's portfolio.

      At September 30, 2006, the portfolio of other debt obligations, excluding mortgage-backed securities, totaled $7.4 million. The Bank's policy generally requires that investment in corporate debt obligations be limited to corporate bonds with an "A" rating or better by at least one nationally recognized rating service at the time of purchase.

      At September 30, 2006, the Bank's mortgage-backed securities, all of which were classified as available for sale, totaled $24.0 million, or 8.0% of total assets. The Bank generally purchases mortgage-backed securities as a means to deploy excess liquidity at more favorable yields than other investment alternatives. In addition, mortgage-backed securities generate positive interest rate spreads with minimal administrative expense and lower the Bank's overall credit risk due to the fact that they are directly or indirectly insured or guaranteed. Purchases of mortgage-backed securities have declined as the Bank continues to experience an increase in loans. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize the Bank's borrowings. In general, mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac and GNMA are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk-weighting assigned to most non-securitized residential mortgage loans. While mortgage-backed securities carry a reduced credit risk as compared to whole loans, they remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect both the prepayment rates and value of mortgage-backed securities.

      Under the Bank's investment policy, the aggregate amount of common stock that it may purchase may not exceed 13% of its total securities portfolio. The Bank's policy also has limitations against acquiring concentrations of such securities in any one issuer or industry. The Bank purchases marketable equity securities as growth investments that can provide the opportunity for capital appreciation that is taxed on a more favorable basis than operating income. There can be no assurance that investment in marketable equity securities will appreciate in value and, therefore, such investments involve higher risk than U.S. Government or government-sponsored enterprise securities.

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

      The following table presents activity in the Bank's securities portfolio, including FHLB stock for the years indicated:

                                               ---------------------------------
                                               For the Year Ended September 30,
                                               ---------------------------------
                                                   2006        2005        2004
                                               ---------------------------------
                                                    (Dollars In Thousands)
Beginning balance                              $ 66,906     $75,001    $ 88,840
  Purchases                                      18,112       7,208      32,029
  Maturities                                    (12,600)     (3,700)     (6,790)
  Sales and calls                                  (830)     (4,259)    (30,525)
  Principal repayments                           (5,586)     (5,634)     (6,285)
  Premium and (discount) amortization, net         (268)       (399)       (522)
  Change in net unrealized gains/(losses)            84      (1,311)     (1,746)
  Write-down                                          0           0           0
                                               --------     -------    --------
Ending balance                                 $ 65,818     $66,906    $ 75,001
                                               ========     =======    ========

      The following table sets forth certain information regarding the amortized cost and fair value of the Bank's securities at the dates indicated.

                                      -------------------------------------------------------------------------
                                                                  At September 30,
                                      -------------------------------------------------------------------------
                                              2006                      2005                      2004
                                      -------------------------------------------------------------------------
                                      Amortized        Fair     Amortized        Fair     Amortized        Fair
                                           Cost       Value          Cost       Value          Cost       Value
                                      -------------------------------------------------------------------------
                                                               (Dollars in thousands)
Debt securities:
  Government-sponsored enterprise
   obligations                          $31,323     $31,038       $27,917     $27,474       $21,549     $21,514
  Banking and finance obligations         6,119       6,115         7,801       7,726        12,442      12,645
  Other bonds and obligations             1,261       1,261         3,711       3,721         5,299       5,433
                                        -------     -------       -------     -------       -------     -------
    Total debt securities                38,704      38,414        39,429      38,921        39,290      39,592
                                        -------     -------       -------     -------       -------     -------
Mortgage-backed and mortgage-
 related securities:
  FHLMC                                   7,624       7,373         8,079       7,866         9,866       9,816
  FNMA                                   16,034      15,576        16,218      15,866        21,620      21,602
  GNMA                                      246         243           319         316           427         423
  Other                                     837         836           981         971         1,122       1,119
                                        -------     -------       -------     -------       -------     -------
    Total mortgage-backed and
     mortgage-related securities         24,741      24,028        25,597      25,019        33,035      32,960
                                        -------     -------       -------     -------       -------     -------
Marketable equity securities                  1           0             1           0           410         407
FHLB stock                                3,376       3,376         2,966       2,966         2,042       2,042
                                        -------     -------       -------     -------       -------     -------
    Total securities                    $66,822     $65,818       $67,993     $66,906       $74,777     $75,001
                                        =======     =======       =======     =======       =======     =======

      The following table sets forth the amortized cost and fair value of the Bank's mortgage-backed and mortgage-related securities, all of which were classified as available for sale at the dates indicated.

                                 -------------------------------------------------------------------------------------------------
                                                                         At September 30,
                                 -------------------------------------------------------------------------------------------------
                                               2006                             2005                             2004
                                 -------------------------------------------------------------------------------------------------
                                 Amortized  Percent of      Fair  Amortized  Percent of      Fair  Amortized  Percent of      Fair
                                      Cost   Total (1)     Value       Cost   Total (1)     Value       Cost   Total (1)     Value
                                 -------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Mortgage-backed and mortgage-
 related securities:
  FHLMC                             $7,624      30.82%    $7,373     $7,866      31.44%    $8,079     $8,079      31.44%    $7,866
  FNMA                              16,034      64.81%    15,576     15,866      63.42%    16,218     16,218      63.42%    15,866
  GNMA                                 246       0.99%       243        316       1.26%       319        319       1.26%       316
  Other                                837       3.38%       836        971       3.88%       981        981       3.88%       971
                                   -------     -------   -------    -------     -------   -------    -------     -------   -------
  Total mortgage-backed and
   mortgage-related securities     $24,741     100.00%   $24,028    $25,019     100.00%   $25,597    $25,597     100.00%   $25,019
                                   =======     =======   =======    =======     =======   =======    =======     =======   =======

<F1>  Based on amortized cost

      Carrying Values, Yields and Maturities. The table below presents information regarding the carrying values, weighted average yields and contractual maturities of debt securities at September 30, 2006.
Mortgage-backed securities are presented by issuer. Yields on tax exempt obligations were not computed on a tax equivalent basis.

                             -----------------------------------------------------------------------------------------------------
                                                                      September 30, 2006
                             -----------------------------------------------------------------------------------------------------
                                                 More than One Year  More than Five Years
                              One Year or Less     to Five Years         to Ten Years      More than Ten Years         Total
                             -----------------------------------------------------------------------------------------------------
                                       Weighted            Weighted            Weighted               Weighted            Weighted
                             Carrying   Average  Carrying   Average  Carrying   Average    Carrying    Average   Carrying  Average
                               Amount     Yield    Amount     Yield    Amount     Yield      Amount      Yield     Amount    Yield
                             -----------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Debt securities:
  Government-sponsored
   enterprise obligations     $12,194     3.52%   $18,844     4.48%    $    -     0.00%     $     -      0.00%    $31,038    4.11%
  Banking and finance
   obligations                  3,619     4.70%     2,496     4.88%         -     0.00%           -      0.00%      6,615    4.77%
  Other bonds and
   obligations                  1,261     5.63%         -     0.00%         -     0.00%           -      0.00%      1,261    5.63%
                              -------             -------              ------               -------               -------

    Total debt securities      17,074     3.90%    21,340     4.53%         -     0.00%           -      0.00%     38,414    4.25%
                              -------             -------              ------               -------               -------
Mortgage-backed and
 mortgage-related
 securities:
  FHLMC                            81     5.00%        59     6.00%     1,352     4.28%       5,881      4.25%      7,373    4.28%
  FNMA                              -     0.00%     2,620     4.29%       862     5.77%      12,094      4.55%     15,576    4.57%
  GNMA                              -     0.00%         -     0.00%         -     0.00%         243      3.51%        243    3.51%
  Other                             -     0.00%         -     0.00%         -     0.00%         836      4.99%        836    4.99%
                              -------             -------              ------               -------               -------
  Total mortgage-backed
   and mortgage-related
   securities                      81     0.00%     2,679     4.33%     2,214     4.86%      19,054      4.46%     24,028    4.49%
                              -------             -------              ------               -------               -------
Total                         $17,155     3.88%   $24,019     4.51%    $2,214     4.86%     $19,054      4.46%    $62,442    4.34%
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

      Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank currently offers regular savings deposits, NOW accounts, personal and business demand accounts, money market accounts and certificates of deposit. The Bank also offers Individual Retirement Accounts ("IRA's"), which at September 30, 2006 totaled $12.4 million.

      Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. The Bank's deposits are primarily obtained from areas surrounding its offices, and the Bank relies primarily on paying competitive rates, service and long-standing relationships with customers to attract and retain these deposits. The Bank has developed deposit products to attract and retain individual and commercial depositors. Some programs involve the introduction of commercial deposit products tailored to small-and medium-sized businesses, such as the Bank's business and commercial checking accounts. The Bank does not use brokers to obtain deposits.

      When the Bank determines its deposit rates, it considers local and Internet-based competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as total savings accounts, NOW accounts, money market accounts and demand accounts) represented 63.7% of total deposits at September 30, 2006. Certificates of deposit with remaining terms to maturity of less than one year represented 28.3% of total deposits at September 30, 2006.

      The following table presents the Bank's deposit activity for the years indicated.

                                                  ----------------------------------
                                                  For the Years Ended September 30,
                                                  ----------------------------------
                                                    2006         2005         2004
                                                  ----------------------------------
                                                        (Dollars In Thousands)
Beginning balance                                 $210,281     $211,710     $215,898
  Net deposits                                      (3,627)      (4,407)      (6,512)
  Interest paid on deposit accounts                  4,623        2,978        2,324
                                                  --------     --------     --------
Ending Balance                                    $211,277     $210,281     $211,710
                                                  ========     ========     ========
Total (decrease) increase in deposit accounts     $    996     $ (1,429)    $ (4,188)
Percentage (decrease) increase                       0.47%       -0.67%       -1.94%

      At September 30, 2006, the Bank had $24.1 million in certificates of deposit with balances of $100,000 and over maturing as follows:

                                           ------------------------
                                            At September 30, 2006
                                           ------------------------
                                                           Weighted
                                                           Average
                                           Amount          Rate
                                           ------------------------
                                            (Dollars in thousands)
Maturity Period:
  Three months or less                     $ 6,258          3.86%
  Over three months through six months       3,004          2.90%
  Over six months through 12 months          8,254          5.22%
  Over 12 months                             6,594          4.51%
                                           -------
Total                                      $24,110          4.38%
                                           =======

      The following table presents the distribution of the Bank's deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average interest rate on each category of deposits.

                                 -------------------------------------------------------------------------------------------------
                                                                         At September 30,
                                 -------------------------------------------------------------------------------------------------
                                              2006                              2005                             2004
                                 -------------------------------------------------------------------------------------------------
                                             Percent   Weighted                Percent   Weighted               Percent   Weighted
                                                  of    Average                     of    Average                    of    Average
                                               total    Nominal                  total    Nominal                 total    Nominal
                                   Amount   deposits       Rate      Amount   deposits       Rate     Amount   deposits      Rate
                                 -------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Non-interest bearing accounts    $ 21,962     10.39%      0.00%    $ 22,245     10.58%      0.00%   $ 25,131     11.87%      0.00%
NOW accounts                       15,547      7.36%      0.13%      17,800      8.46%      0.13%     20,044      9.47%      0.10%
Savings accounts:
  Regular                          26,989     12.77%      0.40%      35,735     16.99%      0.40%     39,932     18.86%      0.40%
  Tiered-rate                      37,808     17.90%      1.97%      66,091     31.44%      1.99%     72,242     34.12%      1.55%
                                 --------    -------               --------    -------              --------    -------
    Total savings accounts         64,797     30.68%      1.32%     101,826     48.43%      1.43%    112,174     52.99%      1.14%
                                 --------    -------               --------    -------              --------    -------
Money market deposit accounts      32,207     15.24%      3.35%       5,161      2.45%      3.19%      6,139      2.90%      1.00%
                                 --------    -------               --------    -------              --------    -------
    Total non-certificate
     accounts                     134,513     63.67%      1.45%     147,032     69.92%      1.12%    163,488     77.22%      0.83%
                                 --------    -------               --------    -------              --------    -------
Certificates of deposit
 accounts:
  Due within 1 year                59,798     28.30%      4.28%      44,371     21.10%      2.97%     34,183     16.15%      1.84%
  Over 1 year through
   3 years                         14,380      6.81%      4.21%      17,831      8.48%      3.46%     12,090      5.71%      2.63%
  Over 3 years                      2,586      1.22%      5.18%       1,047      0.50%      4.05%      1,949      0.92%      3.28%
                                 --------    -------               --------    -------              --------    -------
    Total certificate
     accounts                      76,764     36.33%      4.29%      63,249     30.08%      3.12%     48,222     22.78%      2.08%
                                 --------    -------               --------    -------              --------    -------
    Total deposits               $211,277    100.00%      2.48%    $210,281    100.00%      1.72%   $211,710    100.00%      1.12%
                                 ========    =======               ========    =======              ========    =======

      Borrowings. The Bank borrows funds from the FHLB for use in connection with its management of liquidity, interest rate sensitivity of its assets and liabilities, as well as to fund loan growth and for other general purposes. Over the past two years, the Bank has increased its advances from the FHLB in response to a decline in deposit sources of funds and increased lending activity. The advances are collateralized by certain of the Bank's mortgage loans and by its investment in stock of the FHLB. The maximum amount the FHLB will advance to its members, including the Bank, fluctuates from time to time in accordance with FHLB policies. At September 30, 2006, the Bank had outstanding advances from the FHLB of $57.5 million and had the capacity to increase outstanding advances to $102.1 million based on the Bank's qualified collateral available to the FHLB. The Bank expects to continue to borrow from the FHLB.

      The following table presents certain information regarding the Bank's borrowed funds at or for the years ended on the dates indicated.

                                         ---------------------------------------
                                         At or for the Years Ended September 30,
                                         ---------------------------------------
                                          2006            2005            2004
                                         ---------------------------------------
                                                 (Dollars in thousands)
Federal Home Loan Bank advances:
  Average balance outstanding            $52,762         $32,125         $16,215
  Maximum amount outstanding at any
   month-end during the year             $57,500         $50,000         $31,000
  Balance outstanding at end of year     $57,500         $50,000         $21,500
  Weighted average interest rate
   during the year                         4.20%           3.71%           3.94%
  Weighted average interest rate
   end of year                             4.33%           4.02%           3.37%

There were no short-term advances with original maturities of less than ninety days at September 30, 2006. The average balance outstanding was $3.6 million, the maximum balance outstanding at any month-end during the year was $6.9 million and the weighted average interest rate during the year was 5.01%.

Selected Financial Ratios and Other Data

      The following information in the table are selected financial ratios and other data for the Company for the years indicated:

                                                             ---------------------------------------
                                                             At or for the Years Ended September 30,
                                                             ---------------------------------------
Selected Financial Ratios and Other Data (1)                   2006           2005            2004
                                                             ---------------------------------------
Performance Ratios:
  Return (loss) on average assets                               -0.01%         0.32%         0.46%
  Return (loss) on average stockholders' equity                 -0.15%         3.11%         4.14%
  Average stockholders' equity to average assets                 9.47%        10.43%        11.10%
  Stockholders' equity to assets at end of year                  9.43%         9.81%        10.87%
  Net interest rate spread (2)                                   2.38%         2.99%         3.32%
  Net interest margin (3)                                        2.72%         3.25%         3.53%
  Average interest-earning assets to average
   interest-bearing liabilities                                113.91%       116.44%       117.19%
  Operating expenses as a percent of average assets              2.88%         3.02%         3.05%
  Efficiency ratio (4)                                         102.05%        90.45%        83.81%
Regulatory Capital Ratios: (5)
  Total risk-based capital                                      17.92%        19.51%        20.97%
  Tier 1 risk-based capital                                     17.44%        19.00%        20.29%
  Regulatory tier 1 leverage capital                             9.46%        10.18%        10.79%
Asset Quality Ratios:
  Non-performing loans as a percent of loans                     0.20%         0.09%         0.07%
  Non-performing assets as a percent of total assets             0.14%         0.06%         0.05%
  Allowance for loan losses as a percent of total loans
   before the allowance for loan losses                          0.37%         0.39%         0.57%
Number of:
  Full-service offices (6)                                           4             4             4
  Full-time equivalent employees                                    69            71            68
Share Data:
  Basic number of weighted average shares outstanding        1,562,323     1,554,853     1,541,927
  Dilutive number of weighted average shares outstanding     1,562,323     1,571,204     1,563,727
  Basic earnings (loss) per share                               ($0.03)        $0.58         $0.77
  Dilutive earnings (loss) per share                            ($0.03)        $0.57         $0.76
  Dividends declared per share                                   $0.24         $0.24         $0.20

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

Employees

      At September 30, 2006, the Bank had 64 full-time and 9 part-time employees. None of the Bank's employees is represented by a collective bargaining agreement. Management of the Bank believes that it enjoys excellent relations with its personnel.

Subsidiary Activities

      Eli Whitney Security Corporation. Eli Whitney Security Corporation is a wholly-owned subsidiary of the Bank. Eli Whitney was established in 1995 as a Massachusetts security corporation for the purpose of buying, selling and holding securities on its own behalf and not as a broker. The income earned on Eli Whitney's securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained by the Bank. At September 30, 2006, Eli Whitney had total assets of $45.8 million, virtually all of which were in securities.

      The Hundredth Corporation. The Hundredth Corporation is a wholly-owned subsidiary of the Bank. The Hundredth Corporation was established in 1991 for the investment in real or personal property. At September 30, 2006, The Hundredth Corporation had total assets of $992 thousand. Its largest investment consists of $958 thousand of land on which the Bank constructed its expanded Maple Avenue, Shrewsbury Branch office.

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

REGULATION

General

      The Bank is a Massachusetts-chartered stock savings bank, and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to extensive regulation, examination and supervision by the Commonwealth of Massachusetts Division of Banks (the "Division") as its primary corporate regulator, and by the FDIC as the deposit insurer. The Bank must file reports with the Division and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Division and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The Bank is also a member of the Federal Home Loan Bank (the "FHLB") and is subject to certain regulation by the Board of the Federal Reserve System.

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

      Massachusetts Community Reinvestment Act. The Bank is also subject to provisions of the Massachusetts banking laws that, like the provisions of the federal Community Reinvestment Act ("CRA"), impose continuing and affirmative obligations upon a banking institution organized in Massachusetts to serve the credit needs of its local communities ("Massachusetts CRA"). The obligations of the Massachusetts CRA are similar to those imposed by the CRA, with the exception of the assigned exam ratings. Massachusetts banking law provides for an additional exam rating of "high satisfactory" in addition to the federal CRA ratings of "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." The Division has adopted regulations to implement the Massachusetts CRA that are based on the CRA. See "Federal Banking Regulation - Federal Community Reinvestment Act." The Division is required to consider a bank's Massachusetts CRA rating when reviewing the bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Massachusetts CRA requires the Division to assess a bank's compliance with the Massachusetts CRA and to make such assessment available to the public. The Bank's most recent Massachusetts CRA rating dated February 20, 2003, from the Division was a rating of "Satisfactory."

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

      Loans to a Bank's Insiders. Provisions of the Massachusetts banking laws prohibit a savings bank from making a loan or otherwise extending credit to any of its officers and directors or trustees and prohibits any such officer, director or trustee from borrowing, otherwise becoming indebted, or becoming liable for a loan or other extension of credit by such bank to any other person except for any of the following loans after approval by a majority of the members of the Bank's Executive Committee, excluding any member involved in such loan or extension of credit: (a) loan or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $35,000; (b) loan or extension of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $150,000; (c) loan or extension of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $500,000; or (d) loan or extension of credit to a director or trustee of the bank who is not also an officer of the bank in an amount permissible under the bank's loan-to-one borrower limit. See "Massachusetts Banking Regulation - Loans-to-One Borrower Limitations" above. No such loan may be granted with an interest rate or on other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.

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

      Examination and Enforcement. The Division is required to periodically examine savings banks at least once every calendar year or at least once each 18 month period if the savings bank qualifies as well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Act. See " -- Federal Banking Regulation -- Prompt Corrective Action" below. The Division may also examine a savings bank whenever the Division deems an examination expedient. If the Division finds, after an inquiry, that any trustee, director or officer of a savings bank has, among other things, violated any law related to such bank or has conducted the business of such bank in an unsafe or unsound manner, the Division may take various actions that could result in the suspension or removal of such person as an officer, director or trustee of the savings bank. If the Division determines that, among other things, a savings bank has violated its charter or any Massachusetts law or is conducting its business in an unsafe or unsound manner or is in an unsafe or unsound condition to transact its banking business, the Division may take possession of the property and business of the savings bank and may, if the facts warrant, initiate the liquidation of the bank.

Federal Banking Regulation

      Capital Requirements. FDIC regulations require insured banks, such as the Bank, to maintain minimum levels of capital. The FDIC regulations define two tiers, or classes, of capital.

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

      The following table shows the Leverage, Tier 1 risk-based capital, and Total risk-based capital ratios, for the Bank and consolidated Company, at September 30, 2006:

                                        ---------------------------------------------------------------------------
                                                                 As of September 30, 2006
                                        ---------------------------------------------------------------------------
                                                                                            Minimum to be Well
                                                               Minimum for Capital       Capitalized under Prompt
                                              Actual            Adequacy Purposes      Corrective Action Provisions
                                        ---------------------------------------------------------------------------
                                        Amount      Ratio       Amount      Ratio           Amount      Ratio
                                        ---------------------------------------------------------------------------
                                                               (Dollars in thousands)

Total risk-based capital    Company     $29,014     17.92%      $12,952     8.00%             N/A        N/A
                            Bank        $28,627     17.78%      $12,878     8.00%           $16,097     10.00%

Tier 1 risk-based capital   Company     $28,228     17.44%      $ 6,476     4.00%             N/A        N/A
                            Bank        $27,841     17.30%      $ 6,439     4.00%           $ 9,658      6.00%

Tier 1 leverage capital     Company     $28,228      9.46%      $11,937     4.00%             N/A        N/A
                            Bank        $27,841      9.38%      $11,869     4.00%           $14,836      5.00%

<F1>  For purposes of calculating Total risk-based capital and Tier 1 risk-based capital, assets are based on total risk-weighted assets. In calculating Tier 1 leverage capital, assets are based on adjusted total average assets.

      At September 30, 2006, the Bank was considered "well capitalized" under FDIC guidelines.

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

      Deposit Insurance. The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund (the "DIF") on March 31, 2006. The Bank is a member of the DIF and pays its deposit insurance assessments to the DIF.

      Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution's most recent supervisory and capital evaluations, designed to measure risk. Assessment rates currently range from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. The FDIC allows the use of credits for assessments previously paid. We believe that we have credits that will offset certain of these assessments.

      In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0124% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

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

      Federal Community Reinvestment Act. Under the Community Reinvestment Act (the "CRA"), any insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a savings bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

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

Federal Home Loan Bank System

      The Bank is a member of the FHLB of Boston. The FHLB system consists of twelve regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As part of a borrowing arrangement with the FHLB, the Bank is required to invest in classes of common stock of the FHLB in an amount determined on the basis of the Bank's residential mortgage loans and borrowings from the FHLB. The stock is redeemable at par and earns dividends declared at the discretion of the FHLB. At September 30, 2006, the Bank's investment in the common stock of the FHLB was $3.4 million.

      The FHLB serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHFB System. It offers advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB.

      Pursuant to regulations promulgated by the FHFB, as required by the Gramm-Leech-Bliley Financial Services Modernization Act (the "GLB Act"), the FHLB of Boston adopted, and the FHFB had approved, a capital plan that changed the foregoing minimum stock ownership requirements for FHLB of Boston stock. Under the new capital plan, each member of the FHLB of Boston must maintain a minimum investment in FHLB of Boston capital stock in an amount equal to the sum of (i) 0.35% of member eligible collateral (subject to a minimum of $10,000 and a maximum of $25.0 million, per member), and (ii) 4.50% of the member's activity-based assets.

      As a member, the Bank is required to purchase and maintain stock in the FHLB. At September 30, 2006, the Bank was in compliance with this requirement.

Holding Company Regulation

      Federal Regulation. The MHC and the Company are governed as bank holding companies under the BHCA. Bank holding companies are subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of September 30, 2006, the Company's total capital and Tier 1 capital ratios for the MHC and the Company exceed these minimum capital requirements.

      Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions of FDICIA, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. See "Federal Banking Regulation--Prompt Corrective Action" above. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.

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

USA Patriot Act.

      The Bank is subject to the Bank Secrecy Act, as amended by the USA Patriot Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the USA Patriot Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

      Among other requirements, the USA Patriot Act imposes the following obligations on financial institutions:

      o All financial institutions must establish risk-based anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

      o All financial institutions must implement a written customer identification program appropriate for its size, location and type of business.

      o Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering through these accounts.

      o Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and must take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks.

      o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on BHCA and Bank Merger Act applications.

The Sarbanes-Oxley Act

      The Company is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate misconduct. The Sarbanes-Oxley Act's principal legislation and the derivative legislation and rulemaking promulgated by the SEC includes:

      o     the creation of an independent accounting oversight board;

      o auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

      o additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

      o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

      o an increase in the oversight of and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;

      o requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

      o requirement that companies disclose whether at least one member of their audit committee is a "financial expert" (as defined by the SEC) and if not, why not;

      o expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

      o a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

      o disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

      o mandatory disclosure by analysts of potential conflicts of interest; and

      o     a range of enhanced penalties for fraud and other violations.

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

ITEM 2. DESCRIPTION OF PROPERTY

      The Company conducts its business at the main office of the Bank and its five retail banking offices, four of which are full service branch offices. As of September 30, 2006, these properties and leasehold improvements owned by the Company and the Bank had an aggregate net book value of $5.0 million.

                                             Original Date
                               Leased or       Leased or       Date of Lease
      Location                   Owned         Acquired         Expiration
      --------                   -----         --------         ----------

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

        53 W. Main Street       Owned          07/01/81             N/A
        Northborough, MA

        23 Maple Avenue         Owned           5/12/03             N/A
        Shrewsbury, MA

      Other Offices:

        The Willows(1)          Leased         08/01/87        Tenant at Will
        One Lyman Street
        Westborough, MA

--------------------
(1) This office provides limited retail banking services to the residents of the Willows. It is not open to the general public and maintains restricted operating hours.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2006.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      On September 30, 2006, there were 1,595,774 shares of common stock issued and outstanding and approximately 624 stockholders, not included persons and entities holding stock in nominee or street name through brokers and banks. The Company stock is not actively traded, although the stock is quoted on the OTC Electronic Bulletin Board under the symbol "WFSM.OB."

      The table below reflects the stock trading price and dividend payment frequency of the Company's stock for year ending September 30, 2006 and 2005. The quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not represent actual transactions.

--------------------------------------------------------------------------------
                     High Price   Low Price   Average Price  Dividends per share
--------------------------------------------------------------------------------
First Quarter-2005     $32.00       $30.10        $30.98            $0.06
--------------------------------------------------------------------------------
Second Quarter-2005    $32.00       $27.20        $29.44            $0.06
--------------------------------------------------------------------------------
Third Quarter-2005     $27.20       $24.00        $24.79            $0.06
--------------------------------------------------------------------------------
Fourth Quarter-2005    $29.19       $25.20        $27.77            $0.06
--------------------------------------------------------------------------------
First Quarter-2006     $28.00       $25.09        $26.61            $0.06
--------------------------------------------------------------------------------
Second Quarter-2006    $27.88       $25.38        $26.14            $0.06
--------------------------------------------------------------------------------
Third Quarter-2006     $29.00       $25.44        $25.98            $0.06
--------------------------------------------------------------------------------
Fourth Quarter-2006    $31.63       $26.49        $27.54            $0.06
--------------------------------------------------------------------------------

The Company has not repurchased any of its common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Forward Looking Statements

      Westborough Financial Services, Inc. (the "Company") and The Westborough Bank (the "Bank") may from time to time make written or oral "forward-looking statements" which may be identified by the use of such words as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions.

      Forward-looking statements include statements with respect to the Company's or the Bank's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, which are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond the Company's and the Bank's control, and other factors identified in the Company's filings with the Securities and Exchange Commission and those presented elsewhere by management from time to time, could cause its financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which would cause actual results to differ materially from these estimates. These factors include, but are not limited to:

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

General

      The Company is a Massachusetts chartered mid-tier holding company that completed its initial public offering in February 2000 in connection with the reorganization of The Westborough Bank (the "Bank") from a Massachusetts chartered mutual savings bank into the Massachusetts mutual holding company form of organization. Pursuant to the reorganization, the Bank converted to a Massachusetts chartered stock savings bank as a wholly-owned subsidiary of the Company, which is majority owned by Westborough Bancorp, MHC (the "MHC"), a Massachusetts chartered mutual holding company. The Company's common stock is traded on the Over-the-Counter Bulletin Board under the symbol "WFSM.OB."

      On November 13, 2006, the Company, the Bank and the MHC entered into an agreement and Plan of Merger with Assabet Valley Bancorp, Hudwest Financial Services, Inc., and Hudson Savings Bank. Under the terms of the agreement, the mutual holding company structure of the MHC will be eliminated and the Bank will merge with Hudson Savings Bank. The Company will merge with Hudwest Financial Services, Inc., with the Company as the surviving corporation and a wholly-owned subsidiary of Assabet Valley Bancorp. The Company will eventually be merged into Assabet Valley Bancorp. The stockholders of the Company, other than the MHC, will receive $35.00 in cash in exchange for each share of common stock they own. The transaction is subject to regulatory approval and the approval of the stockholders of the Company and the corporators of the MHC and Assabet Valley Bancorp. It is anticipated that the transaction will be completed in spring of 2007.

      Unless otherwise indicated, the information presented herein represents the consolidated activity of the Company and its subsidiary. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes that are included within this report.

      The business of the Bank consists of attracting deposits from the general public and using these funds to originate various types of loans primarily in the towns of Westborough, Northborough, Shrewsbury and Grafton, Massachusetts, including residential and commercial real estate mortgage loans and, to a lesser extent, consumer and commercial loans.

      The Company's profitability depends primarily on the Bank's net interest income, which is the difference between the interest income the Bank earns on its loans and securities portfolio and its cost of funds, which consists primarily of interest paid on deposits and borrowings from the Federal Home Loan Bank of Boston (the "FHLB"). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

      The level of other (non-interest) income and operating expenses also affects the Company's profitability. Other income consists primarily of customer service fees, gains and losses on sales of securities and mortgages, income from the sale of non-deposit investment products and income from bank-owned life insurance. Operating expenses consist of salaries and benefits, occupancy-related expenses and other general operating expenses.

      The operations of the Company, and banking institutions in general, are significantly influenced by general economic conditions and related monetary and fiscal policies of financial institutions' regulatory agencies. Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting loan demand and the availability of funds.

Business Strategy

      In past years, the Company's primary management strategy has been to offer savings and certificate of deposit accounts and residential mortgage loans in the market area of Westborough, Massachusetts and surrounding communities. In recent years, the Company has adopted a growth-oriented strategy that has focused on expanding its product lines and services, providing expanded electronic and traditional delivery systems for its customers and extending its branch network. The Company believes that this business strategy is best for its long-term success and viability, and complements its existing commitment to high quality customer service. In connection with the Company's overall growth strategy, it seeks to:

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

      o increase the use of alternative delivery channels, such as Internet-based and telephonic banking; and

      o offer a variety of non-deposit investment products and services as a means to compete for an increased share of its customers' financial service business and improve fee-based income.

      In order to create a platform for the accomplishment of the Company's goals, management has made significant investments in its physical infrastructure and human and technological resources. The Bank has completed renovating older sections of its Main Office and other branches to better serve its retail customers. The Bank continues to upgrade its on-line Internet bill payment and other on-line applications. Such investments have been necessary to ensure that adequate resources are in place to offer increased products and services. Management believes that the Company's long-term profitability is enhanced as it realizes the benefits of diversified product lines and market share growth.

Asset/Liability Management; Market Risk Analysis

      A primary component of the Company's market risk is interest rate volatility. Interest rate risk is the exposure of the Company's net interest income to adverse movements in interest rates. Since net interest income (the difference between interest earned on loans and investments and interest paid on deposits and borrowings) is the Company's primary source of revenue, interest rate risk is the most significant non-credit related market risk to which the Company is exposed. Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of the Company's assets and liabilities. Fluctuations in interest rates and the relative difference between short-term and longer-term interest rates will ultimately impact the Company's level of interest income and interest expense. Fluctuations in interest rates will also affect the market value of all interest-earning assets and interest-costing liabilities, other than those that possess a short term to maturity.

      The primary objective of the Company's interest rate management strategy is to optimize its economic value and net income under likely market rate scenarios. To achieve this objective, the Company has developed policies and procedures to assist senior management in evaluating and maintaining acceptable levels of interest rate risk, liquidity risk and capital. In particular, the Company seeks to coordinate asset and liability decisions to minimize the effects of interest rate movements.

      Due to the nature of the Company's operations, it is not subject to foreign currency exchange or commodity price risk. The Company's real estate loan portfolio, primarily concentrated in the towns of Westborough, Northborough, Shrewsbury and Grafton, Massachusetts, is, however, subject to risks associated with the local economy. Historically, the Company's lending activities have emphasized one- to four-family residential mortgage loans, and the Bank's primary source of funds has been deposits. More recently, the Company has increased its borrowing from the FHLB in order to fund loan growth. In recent years, the Company has attempted to employ certain strategies to manage the interest rate risk inherent in this asset/liability mix, including: (a) investing in securities with relatively short maturities or call dates; (b) maintaining and promoting, through various programs and pricing strategies, a concentration of less interest rate sensitive "core deposits;" (c) emphasizing the origination or purchase and retention of adjustable-rate one- to four-family loans; (d) emphasizing the origination of commercial loans with short-term maturities; and (e) borrowing funds from the FHLB, which may be used to originate or purchase loans with similar anticipated cash flow characteristics. The Company believes that the frequent re-pricing of its adjustable-rate mortgage loans and short-term securities, which reduces the exposure to interest rate fluctuations, will help stabilize the Company's net interest margin.

      The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in mortgage prepayment rates and market interest rates. Mortgage prepayment rates vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. The Company monitors interest rate sensitivity so that it can make adjustments to its asset and liability mix on a timely basis.

      Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or re-price within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or re-pricing within a specific time period and the amount of interest-bearing liabilities maturing or re-pricing within that same time period.

      At September 30, 2006, the Company's cumulative one-year gap position, which measures the difference between the amount of interest-earning assets maturing or re-pricing within one year, and interest-bearing liabilities maturing or re-pricing within one year, was a negative 12.87% of total assets. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. Accordingly, during a period of rising interest rates, an institution with a negative gap position generally is not in as favorable a position, compared to an institution with a positive gap, because the resulting yield on an its assets generally would increase at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap tends to experience a re-pricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, would generally result in its net interest income growing at a faster rate than an institution with a positive gap position.

      The following table sets forth interest-earning assets and interest-bearing liabilities outstanding at September 30, 2006, which are anticipated by the Company, based upon certain assumptions, to re-price or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which re-price or mature during a particular period were determined in accordance with the earlier term to re-pricing/call date or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected re-pricing of assets and liabilities at September 30, 2006 on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within a three-month period and subsequent projected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or re-priced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

GAP Table                                                   Amounts Maturing or Re-pricing as of September 30, 2006
                                          ------------------------------------------------------------------------------------------
                                          less than    3 to 6     6 months      1 to        3 to         5 to      over
                                          3 months     months     to 1 year   3 years     5 years     10 years   10 years     Total
                                          ------------------------------------------------------------------------------------------
Interest-earning Assets (1)                                                    ($ in thousands)
  Short-term investments (2)               $ 5,886    $      0    $      0    $      0    $      0    $     0    $     0    $  5,886
  Investment securities (3)                 16,459       3,742       6,969      13,091       1,529          0          0      41,790
  Mortgage and asset backed securities           0         188         617       4,734       1,122      2,214     15,153      24,028
  Loans (4)                                 18,614       6,153       4,576      23,285      33,301     68,623     55,972     210,524
                                           -------    --------    --------    --------    --------    -------    -------    --------
    Total interest-earning assets           40,959      10,083      12,162      41,110      35,952     70,837     71,125     282,228
                                           -------    --------    --------    --------    --------    -------    -------    --------

Interest-bearing Liabilities:
  NOW accounts (5)                           1,555       1,555       1,555       1,555           0          0      9,328      15,547
  Regular and other savings accounts (5)     6,478       6,479       6,480       6,480           0          0     38,880      64,797
  Money market deposit accounts (5)          3,221       3,221       3,221       3,221           0          0     19,323      32,207
  Certificate of deposit accounts           17,534      19,017      23,247      14,380       2,586          0          0      76,764
  Federal Home Loan Bank advances (6)        4,000           0       4,000      22,500      27,000          0          0      57,500
  Mortgage escrow deposits                     380           0           0           0           0          0          0         380
                                           -------    --------    --------    --------    --------    -------    -------    --------
    Total interest-bearing liabilities      33,168      30,271      38,503      48,136      29,586          0     67,531     247,195
                                           -------    --------    --------    --------    --------    -------    -------    --------

Interest sensitivity gap                   $ 7,791    $(20,188)   $(26,341)   $ (7,026)   $  6,366    $70,837    $ 3,594    $ 35,033
                                           -------    --------    --------    --------    --------    -------    -------    ========
Cumulative interest sensitivity gap        $ 7,791    $(12,397)   $(38,738)   $(45,764)   $(39,398)   $31,439    $35,033
                                           =======    ========    ========    ========    ========    =======    =======

Cumulative interest sensitivity gap
as a percent of total assets                  2.59%      -4.12%     -12.87%     -15.21%     -13.09%     10.45%     11.64%

Cumulative interest sensitivity gap as a
percent of total interest-earning assets      2.76%      -4.39%     -13.73%     -16.22%     -13.96%     11.14%     12.41%

Cumulative interest sensitivity gap as
a percent of total interest-bearing
liabilities                                   3.15%      -5.02%     -15.67%     -18.51%     -15.94%     12.72%     14.17%

--------------------
<F1>  Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or re-priced as a anticipated prepayments, scheduled rate adjustments, call dates and contractual maturities.
<F2>  Short-term Investments include federal funds, money market mutual funds and interest-earning amounts in the Federal Bank of Boston.
<F3>  Investment securities are at market value. Common stock and stock in the
      Federal Home Loan Bank of Boston is less than 3 month column.
<F4>  Loans are principal balances, net of deferred loan
      costs/fees/discounts/premiums on purchased loans and unadvanced
<F5>  60% of NOW, regular and other savings and money market deposit accounts are included in the over ten year period and remaining allocated evenly within the four intervals up to and including one to three years.
<F6>  Federal Home Loan Bank advances are categorized by contractual maturity date.

      Certain shortcomings are inherent in the method of analysis presented in the Gap Table. For example, although certain assets and liabilities may have similar maturities or periods to re-price, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawals, the level would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

      The following table sets forth certain information relating to the Company's financial condition and net interest income at and for the years ended September 30, 2006, 2005, and 2004, and reflects the average yield on assets and average cost of liabilities for the years indicated. Such yields and costs are derived by dividing interest and dividend income or interest expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees and costs, which are considered adjustments to yields. Loan interest and yield does not include any accrued interest from non-accrual loans.

                                                                      For the Year Ended September 30,
                                       ---------------------------------------------------------------------------------------------
                                                    2006                            2005                           2004
                                       -----------------------------   -----------------------------   -----------------------------
                                       Average                Yield    Average                Yield    Average                Yield
                                       Balance    Interest   or Cost   Balance    Interest   or Cost   Balance    Interest   or Cost
                                       ---------------------------------------------------------------------------------------------
                                                                              ($ in thousands)
Assets:
Interest-earning assets:
  Short-term investments (1)           $  3,644    $   187     5.13%   $  4,512    $   108     2.39%   $  5,037    $    47     0.93%
  Investment securities (2)              67,108      2,690     4.01%     73,284      2,896     3.95%     91,511      3,588     3.92%
  Loans (3)                             208,315     11,545     5.54%    180,125      9,560     5.31%    144,942      7,859     5.42%
                                       --------    -------             --------    -------             --------    -------
    Total interest-earning assets       279,067     14,422     5.17%    257,921     12,564     4.87%    241,490     11,494     4.76%
                                                   -------                         -------                         -------
  Non-interest-earning assets            20,190                          18,810                          17,599
                                       --------                        --------                        --------
    Total assets                       $299,257                        $276,731                        $259,089
                                       ========                        ========                        ========

Liabilities and Equity:
Interest-bearing liabilities:
  NOW accounts                         $ 16,498         25     0.15%   $ 19,189         25     0.13%   $ 19,597         20     0.10%
  Savings accounts (4)                   80,187      1,087     1.36%    109,829      1,469     1.34%    115,483      1,229     1.06%
  Money market deposit accounts          25,334        845     3.34%      5,042         52     1.03%      5,325         53     1.00%
  Certificate of deposit accounts        70,204      2,669     3.80%     55,329      1,434     2.59%     49,443      1,021     2.07%
                                       --------    -------             --------    -------             --------    -------
    Total interest-bearing deposits     192,223      4,626     2.41%    189,389      2,980     1.57%    189,848      2,323     1.22%
  FHLB Advances                          52,762      2,215     4.20%     32,125      1,192     3.71%     16,215        639     3.94%
                                       --------    -------             --------    -------             --------    -------
    Total interest-bearing
     liabilities                        244,985      6,841     2.79%    221,514      4,172     1.88%    206,063      2,962     1.44%
                                       --------    -------             --------    -------             --------    -------

  Non-interest bearing deposits          22,145                          23,369                          22,229
  Other non-interest-bearing
   liabilities                            3,787                           2,979                           2,050
                                       --------                        --------                        --------
    Total non-interest-bearing
     liabilities                         25,932                          26,348                          24,279
                                       --------                        --------                        --------
    Total liabilities                   270,917                         247,862                         230,342
    Total stockholders' equity           28,340                          28,869                          28,747
                                       --------                        --------                        --------
    Total liabilities and
     stockholders' equity              $299,257                        $276,731                        $259,089
                                       ========                        ========                        ========

Net interest income                                $ 7,581                         $ 8,392                         $ 8,532
                                                   =======                         =======                         =======
Net interest rate spread (5)                                   2.38%                           2.99%                           3.32%
                                                             ======                          ======                          ======
Net interest margin (6)                                        2.72%                           3.25%                           3.53%
                                                             ======                          ======                          ======
Ratio of interest-earning assets
 to interest-bearing liabilities                             113.91%                         116.44%                         117.19%
                                                             ======                          ======                          ======

<F1>  Short-term investments include federal funds, money market mutual funds and interest earning amounts in the Federal Home Loan Bank of Boston.
<F2>  All investment securities are considered available for sale.
<F3>  Loans are net of deferred loan origination costs/fees, allowance for loan losses, discount/premium on purchased loans and unadvanced funds.
<F4>  Savings accounts include the balance in mortgagors' escrow accounts.
<F5>  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.
<F6>  Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the years indicated. Information is provided in each category with respect to:

      o changes attributable to changes in volume (changes in volume multiplied by prior rate);
      o changes attributable to changes in rate (changes in rate multiplied by prior volume); and
      o  the net change.

The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                          Year Ended September 30, 2006    Year Ended September 30, 2005
                                              Compared to Year Ended           Compared to Year Ended
                                                September 30, 2005               September 30, 2004
                                               Increase (Decrease)              Increase (Decrease)
                                          --------------------------------------------------------------
                                                      Due to                           Due to
                                          --------------------------------------------------------------
                                          Volume      Rate        Net      Volume      Rate        Net
                                          --------------------------------------------------------------
                                                                 ($ In thousands)
Interest-earning assets:
  Short-term investments (1)              $  (24)    $  103     $   79     $   (5)    $  66      $   61
  Investment Securities (2)                 (247)        41       (206)      (720)       28        (692)
  Loans (3)                                1,547        438      1,985      1,871      (170)      1,701
                                          ------     ------     ------     ------     -----      ------
    Total interest-earning assets          1,276        582      1,858      1,146       (76)      1,070
                                          ------     ------     ------     ------     -----      ------

Interest-bearing liabilities:
  NOW accounts                                (4)         3         (1)         0         5           5
  Savings accounts (4)                      (402)        20       (382)       (63)      303         240
  Money market deposit accounts              510        283        793         (3)        2          (1)
  Certificate of deposit accounts            451        785      1,236        131       282         413
                                          ------     ------     ------     ------     -----      ------
    Total interest-bearing deposits          555      1,091      1,646         65       592         657
  Borrowed funds                             849        174      1,023        592       (39)        553
                                          ------     ------     ------     ------     -----      ------
    Total interest-bearing liabilities     1,404      1,265      2,669        657       553       1,210
                                          ------     ------     ------     ------     -----      ------
Net change in net interest income         $ (128)    $ (683)    $ (811)    $  489     $(629)     $ (140)
                                          ======     ======     ======     ======     =====      ======

<F1>  Short-term investments include federal funds, money market mutual funds and amounts in the Federal Home Loan Bank of Boston.
<F2>  All investment securities are considered available for sale.
<F3>  Loans are net of deferred loan origination costs (fees), allowance for loan discounts/premiums on purchased loans and unadvanced funds.
<F4>  Savings accounts include the balance in mortgagors' escrow accounts.
<F5>  Some numbers may not foot due to rounding.

Comparison of Financial Condition at September 30, 2006 and September 30, 2005

      The Company's total assets increased by $9.5 million, or 3.3%, to $301.0 million at September 30, 2006 from $291.5 million at September 30, 2005. Loans increased by $9.2 million, or 4.6%, to $209.7 million at September 30, 2006 from $200.5 million at September 30, 2005. Within the loan portfolio, commercial loans increased by $7.4 million from September 30, 2005 to September 30, 2006. Residential real estate loans (primarily adjustable-rate) and home equity lines-of-credit increased by $1.8 million for the same period. Securities available for sale decreased by $1.5 million, or 2.3%, to $62.4 million at September 30, 2006 as compared to $63.9 million at September 30, 2005. The majority of the proceeds from the sale and maturity of securities available for sale were reinvested in the loan portfolio.

      Deposits increased by $1.0 million, or 0.5%, to $211.3 million at September 30, 2006, from $210.3 million at September 30, 2005, primarily in money market deposit accounts and certificates of deposit. Additionally, FHLB advances increased by $7.5 million, or 15.0%, to $57.5 million at September 30, 2006 from $50.0 million at September 30, 2005. The increase in FHLB advances was utilized to fund loan portfolio growth since deposit growth during the year was not sufficient to fund such loan growth.

      Total stockholders' equity declined by $220 thousand, to $28.4 million at September 30, 2006 primarily as a result of a combination of dividends paid to shareholders and the current year net loss, offset to a lesser extent by a decrease in accumulated other comprehensive loss resulting from changes in the market value of securities available for sale and stock activities. Accumulated other comprehensive after-tax loss at September 30, 2006 was $659 thousand, as compared to an after-tax loss of $714 thousand at September 30, 2005. The Company's securities consist primarily of interest-rate sensitive securities, whose market value changes inversely with changes in market interest rates. Deferred income tax benefits associated with this market value increase were $29 thousand.

Comparison of Operating Results for the Years Ended September 30, 2006 and 2005

      Net Income. The Company reported a loss per share (dilutive) for fiscal year ended September 30, 2006 of $0.03 on a net loss of $42 thousand, as compared to earnings per share of $0.57 per share (dilutive) on net income of $898 thousand for fiscal year ended September 30, 2005. For year ended September 30, 2006, net income declined by $940 thousand, primarily due to a decline in the Company's net interest margin, an increase in operating expenses, a decline in other income, and a decline in the credit for loan losses. The Company's return (loss) on average assets was (0.01%) for year ended September 30, 2006 as compared to 0.32% for year ended September 30, 2005.

      Interest and Dividend Income. Interest and dividend income increased by $1.9 million, or 14.8%, to $14.4 million for year ended September 30, 2006 from $12.6 million for year ended September 30, 2005. The increase in interest and dividend income was mainly the result of an increase in the volume of interest earning assets, as well as an increase in the interest rates earned on interest-earning assets. The average rate earned on interest-earning assets was 5.17% on average interest earning assets of $279.1 million for year ended September 30, 2006 as compared to 4.87% on average interest-earning assets of $257.9 million for the years ended September 30, 2005.

      The average balance of loans for year ended September 30, 2006 was $208.3 million, earning 5.54% for the year. This compares to an average balance of loans for year ended September 30, 2005 of $180.1 million, earning 5.31% for the year. During year ended September 30, 2006, the Company experienced net one-to-four family residential loan and home equity line growth of $1.8 million and net commercial real estate loan growth of $7.4 million. The increase in the earning rate on loans primarily reflects the general increase in market interest rates for mortgage loans granted during the recent year. The average balance of investment securities for year ended September 30, 2006 was $67.1 million, earning 4.01% for the year. This compares to an average balance of investment securities for year ended

September 30, 2005 of $73.3 million, earning 3.95% for the year. Finally, the average balance of short-term investments for year ended September 30, 2006 was $3.6 million, earning 5.13% for the year. This compares to an average balance of short-term investments for year ended September 30, 2005 of $4.5 million, earning 2.39% for the year. The higher earnings rate on short-term investments reflects the interest rate increases by the Federal Open Market Committee (the "FOMC").

      Interest Expense. Interest expense increased by $2.7 million, or 64.0%, to $6.8 million for year ended September 30, 2006 from $4.2 million for year ended September 30, 2005. Interest expense increased mainly due to an increase in the average rate paid on interest-bearing liabilities plus an increase in the average volume of interest-bearing liabilities. The average volume of interest-bearing liabilities, which includes interest-bearing deposits and FHLB advances, increased to $245.0 million with a cost of 2.79% for year ended September 30, 2006 as compared to $221.5 million with a cost of 1.88% for year ended September 30, 2005. The primary reason for the increase in costs was due to increased interest expense related to money market deposit accounts and certificates of deposit and reflects the Company's reaction to higher short-term interest rate decisions of the FOMC, coupled with an increase in expense related to FHLB advances.

      Net Interest Income. Net interest income decreased by $811 thousand for year ended September 30, 2006, or 9.7%, to $7.6 million from $8.4 million for year ended September 30, 2006. The Company's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, decreased to 2.38% for year ended September 30, 2006 from 2.99% for year ended September 30, 2005. The decrease was attributed to the combination of an increase of $2.7 million in total interest expense offset, to a lesser extent, by an increase of $1.9 million in total interest and dividend income. Continued flattening of interest rates challenged the Company by limiting investment opportunities and returns. Compression of the net interest rate spread can be expected to result in lower net interest income, and possibly losses, until such time as the yield curve returns to a more normal, upward slope.

      Provision for Loan Losses. The Company had no provision for loan losses for year ended September 30, 2006 compared to a $173 thousand credit for loan losses for year ended September 30, 2005. The 2005 credit was the result of paydowns and the high credit quality of specific commercial loans for which a portion of the allowance for loan losses had been specifically allocated. The provision for loan losses is a result of management's periodic analysis of risks inherent in the loan portfolio from time to time, as well as the overall adequacy of the allowance for loan losses. It is the Company's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. The allowance for loan losses, in management's opinion, is sufficient to cover losses in the Company's loan portfolio at this time. As the Company expands its commercial lending activities, management believes that growth in the provision for loan losses may be likely. Additionally, while the Company believes it continues to have excellent loan quality, with $416 thousand of non-accrual loans and non-performing assets at September 30, 2006, the Company recognizes that it is located in a market and geographic area that is considered in the high technology and financial services belt and, most likely, the Company's allowance for loan loss will reflect the relative health of these economic sectors. While management believes that its current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

      Other Income. Other income declined by 18.2%, or $193 thousand, to $870 thousand for year ended September 30, 2006. Other income primarily consists of customer service fees, gains and losses from the sale of securities and loans and income from bank-owned life insurance. Gains on the sale of securities and mortgages declined as compared to September 30, 2005, due to substantially lower volume of sales. Miscellaneous income decreased by $48 thousand, or 20.3%, to $188 thousand for year ended September 30, 2006 as compared to year ended September 30, 2005, resulting from a reduction in income from bank owned life insurance policies. Income from customer service fees increased by $71 thousand, or 11.8%, to $674 thousand for year ended September 30, 2006 primarily due to increases in non-deposit investment income and prepayment fees on commercial loans.

      Operating Expenses. For year ended September 30, 2006, operating expenses increased by $267 thousand, or 3.2%, to $8.6 million, from $8.3 million for year ended September 30, 2005. Salaries and employee benefits increased by $353 thousand, or 7.9%, to $4.8 million for year ended September 30, 2006, from $4.5 million for year ended September 30, 2005, primarily a result of increased benefit costs, general salary increases for employees and higher levels of sales incentive compensation. Professional fees increased by $92 thousand, or 21.8%, to $514 thousand for year ended September 30, 2006. Professional fees increased primarily due to legal and other expenses related to a civil action filed against the Bank and also due to expenses related to the examination of various strategic planning projects and initiatives. Primarily as a result of a higher volume of services provided, data processing expenses increased by $32 thousand, or 4.3%, to $773 thousand for year ended September 30, 2006. Marketing expenses declined by $55 thousand to $176 thousand for year ended September 30, 2006 primarily due to prior year's public relations related to a civil lawsuit filed against the Company in 2005. Other general and administrative expenses decreased by $146 thousand, or 11.0%, to $1.2 million for year ended September 30, 2006, from 1.3 million for year ended September 30, 2005 due to consultant expenses related to an employee opinion survey and crisis communication related to a civil lawsuit filed against the Company during 2005.

      Income Taxes. Income (loss) before provision (benefit) for income taxes decreased by $1.4 million, to ($165) thousand loss for year ended September 30, 2006 as compared to $1.3 million income for year ended September 30, 2005. Primarily as a result of this decrease, the provision (benefit) for income taxes decreased by $504 thousand, to ($123) thousand benefit for year ended September 30, 2006 as compared to $381 thousand provision for year ended September 30, 2005. The effective income tax rate was (74.5%) and 29.8% for years ended September 30, 2006 and 2005, respectively. The lower effective tax rate was attributable to relatively low level of income (loss) before income taxes for year ended September 30 2006, as compared to September 30, 2005, in addition to the Bank's utilization of a wholly-owned security investment subsidiary, and an increase in income from the cash surrender value of bank-owned life insurance as a percent of pre-tax income.

Liquidity and Capital Resources

      The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. The Company's primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by the Company's operations. From time to time, including during fiscal 2006, the Company has utilized borrowing from the FHLB as part of its management of interest rate risk and to fund loan growth in periods when deposit growth is not sufficient to meet such loan growth. At September 30, 2006, the Company had $57.5 million in outstanding borrowings from the FHLB with a weighted average interest rate of 4.39%, as compared to $50.0 million with a weighted average interest rate of 4.08% at September 30, 2005.

      The Company generally makes loan commitments to borrowers not exceeding 45 days. At September 30, 2006, the Company had $4.7 million in loan commitments outstanding. Unadvanced funds on home equity lines of credit and commercial lines of credit at September 30, 2006 represented $16.8 million and $1.9 million, respectively. Total deposits increased by $1.0 million during year ended September 30, 2006. During the year, a significant percentage of tiered-rate and regular savings account customers chose to move their funds either to higher rate certificates of deposit or money market deposit accounts, as a result of the current rate environment. During 2006, tiered-rate and regular savings accounts declined by $37.0 million, while certificates of deposit and money market accounts increased by $45.7 million. In order to fund increased loan volume, the Company increased low-cost borrowing from the FHLB. The level of deposit flow is affected by interest rates offered by the Company, products and rates offered by competitors and other factors. Certificate of deposit accounts scheduled to mature within one year were $60.0 million at September 30, 2006. Based on the Company's deposit retention experience and current pricing strategy, the Company anticipates that a significant portion of these certificates of deposit will remain with the Company. The Company is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Company also periodically reviews liquidity information prepared by the Federal Deposit Insurance Corporation (the "FDIC"), Depositors Insurance Fund and other available reports that compare the Company's liquidity with Company's in its peer group. The Company anticipates that it will have sufficient funds to meet its current funding commitments. Further, the Company does not have any balloon or other payments due on any long-term obligations other than the commitments.

      The following table shows the Tier 1 leverage ratio, Tier 1 risk-based capital and Total risk-based capital ratios, for the Bank and consolidated Company, at September 30, 2006:

                                                               As of September 30, 2006
                                          -----------------------------------------------------------------
                                                                                         Minimum to be Well
                                                                 Minimum for Capital     Capitalized under
                                                Actual            Adequacy Purposes      Corrective Action
                                          ------------------     -------------------     ------------------
                                          Amount      Ratio      Amount        Ratio     Amount      Ratio
                                          -----------------------------------------------------------------
                                                                (Dollars in thousands)
Total risk-based capital      Company     $29,014     17.92%     $12,952       8.00%       N/A        N/A
                              Bank        $28,627     17.78%     $12,878       8.00%     $16,097     10.00%

Tier 1 risk-based capital     Company     $28,228     17.44%     $ 6,476       4.00%       N/A        N/A
                              Bank        $27,841     17.30%     $ 6,439       4.00%     $ 9,658      6.00%

Tier 1 leverage capital       Company     $28,228      9.46%     $11,937       4.00%       N/A        N/A
                              Bank        $27,841      9.38%     $11,869       4.00%     $14,836      5.00%

<F1>  For purposes of calculating Total risk-based capital and Tier capital, assets are based on total risk-weighted assets. In calculating Tier 1 leverage capital, assets are based on adjusted total average

At September 30, 2006, the Bank was considered "well capitalized" under FDIC guidelines.

Off-Balance Sheet Arrangements

      The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

      The following table sets forth information relating to the Company's payments due under contractual obligations at September 30, 2006:

                                                 ------------------------------------------------------
                                                                 Payments due by period
                                                 ------------------------------------------------------
                                                  Total      < 1 yr     1-3 yrs     3-5 yrs     > 5 yrs
                                                 ------------------------------------------------------
Short-term debt (1)                              $     -     $    -     $     -     $     -     $     -

Long-term debt (2)                                57,500      8,000      22,500      27,000           -

Capital lease obligations                              -          -           -           -           -

Operating lease obligations (3)                        -          -           -           -           -

Purchase obligations                                   -          -           -           -           -
Other long-term liabilities reflected on the
 company's balance sheet under GAAP                    -          -           -           -           -
                                                 -------     ------     -------     -------     -------

                                                 $57,500     $8,000     $22,500     $27,000     $     -
                                                 =======     ======     =======     =======     =======

<F1>  Consists of FHLB advances with original maturities less than ninety days.
<F2>  Consists of FHLB advances with original maturities greater than one year which are scheduled to mature after September 30, 2006. Certain advances are callable in 2007.
<F3>  Pertains to noncancelable lease agreements in effect at September 30,
      2006, pertaining to banking premises and equipment and future minimum rent commitments. The leases contain options to extend for periods from two to ten years.

Impact of Inflation and Changing Prices

      The consolidated financial statements and accompanying notes presented here have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, the Company's assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

Critical Accounting Policies

      The Notes to our Audited Consolidated Financial Statements for year ended September 30, 2006 included in our Annual Report contain a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The Audit Committee and our Board of Directors periodically review this critical policy and their application.

ITEM 7. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      WESTBOROUGH FINANCIAL SERVICES, INC.

Report of Independent Registered Public Accounting Firm                 F-1

Consolidated Balance Sheets as of September 30, 2006
  and 2005                                                              F-2

Consolidated Statements of Operations for the Years Ended
  September 30, 2006 and 2005                                        F-3 - F-4

Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended September 30, 2006 and 2005                       F-5

Consolidated Statements of Cash Flows for the
  Years Ended September 30, 2006 and 2005                            F-6 - F-7

Notes to Consolidated Financial Statements                           F-8 - F-47

            Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders of
 Westborough Financial Services, Inc.


We have audited the accompanying consolidated balance sheets of Westborough Financial Services, Inc. and subsidiary as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westborough Financial Services, Inc. and subsidiary as of September 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Wolf & Company, P.C.


Boston, Massachusetts
November 14, 2006

                     WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                 CONSOLIDATED BALANCE SHEETS

                                 September 30, 2006 and 2005

                                   (Dollars in thousands)

                                           ASSETS

                                                                       2006          2005
                                                                     --------      --------
Cash and due from banks                                              $  2,431      $  3,590
Federal funds sold                                                      3,444         1,785
Short-term investments                                                  2,442         3,599
                                                                     --------      --------
      Total cash and cash equivalents                                   8,317         8,974

Securities available for sale, at fair value                           62,442        63,940
Federal Home Loan Bank stock, at cost                                   3,376         2,966
Loans, net of allowance for loan losses of $780 in 2006
 and $785 in 2005                                                     209,744       200,477
Premises and equipment, net                                             6,560         6,094
Accrued interest receivable                                             1,368         1,181
Deferred income taxes                                                   1,268         1,135
Bank-owned life insurance                                               6,555         6,118
Other assets                                                            1,337           605
                                                                     --------      --------
                                                                     $300,967      $291,490
                                                                     ========      ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                             $211,277      $210,281
Short-term borrowings                                                       -         4,000
Long-term borrowings                                                   57,500        46,000
Mortgagors' escrow accounts                                               380           409
Accrued expenses and other liabilities                                  3,427         2,197
                                                                     --------      --------
      Total liabilities                                               272,584       262,887
                                                                     --------      --------

Commitments and contingencies (Note 13)
Stockholders' equity:
  Preferred stock - $.01 par value, 1,000,000 shares authorized,
   none outstanding                                                         -             -
  Common stock - $.01 par value, 5,000,000 shares authorized,
   1,595,774 and 1,594,774 shares issued and outstanding at
   September 30, 2006 and 2005, respectively
                                                                           16            16
  Additional paid-in capital                                            5,063         4,990
  Retained earnings                                                    24,289        24,714
  Accumulated other comprehensive loss                                   (659)         (714)
  Unearned compensation - RRP (4,729 and 7,509 shares in
   2006 and 2005, respectively)                                           (83)         (130)
  Unearned compensation - ESOP (24,308 and 27,255 shares in
   2006 and 2005, respectively)                                          (243)         (273)
                                                                     --------      --------
      Total stockholders' equity                                       28,383        28,603
                                                                     --------      --------
                                                                     $300,967      $291,490
                                                                     ========      ========

See accompanying notes to consolidated financial statements.

                     WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                          (Dollars in thousands, except share data)

                                                                  Years Ended September 30,
                                                                  -------------------------
                                                                     2006          2005
                                                                    -------       -------
Interest and dividend income:
  Interest and fees on loans                                        $11,545       $ 9,560
  Interest and dividends on securities:
    Taxable interest                                                  2,440         2,684
    Non-taxable interest                                                 33            55
    Dividends                                                           217           157
  Interest on federal funds sold                                         76            75
  Interest on short-term investments                                    111            33
                                                                    -------       -------
      Total interest and dividend income                             14,422        12,564
                                                                    -------       -------

Interest expense:
  Interest on deposits                                                4,626         2,980
  Interest on Federal Home Loan Bank advances                         2,215         1,192
                                                                    -------       -------
      Total interest expense                                          6,841         4,172
                                                                    -------       -------

Net interest income                                                   7,581         8,392
(Credit) provision for loan losses                                      -            (173)
                                                                    -------       -------

Net interest income, after (credit) provision for loan losses         7,581         8,565
                                                                    -------       -------

Other income:
  Customer service fees                                                 674           603
  Gain on sales and calls of securities, net                              3            59
  Gain on sales of mortgages, net                                         5           165
  Miscellaneous                                                         188           236
                                                                    -------       -------
      Total other income                                                870         1,063
                                                                    -------       -------

Operating expenses:
  Salaries and employee benefits                                      4,821         4,468
  Occupancy and equipment expenses                                    1,154         1,163
  Data processing expenses                                              773           741
  Marketing and advertising                                             176           231
  Professional fees                                                     514           422
  Other general and administrative expenses                           1,178         1,324
                                                                    -------       -------
      Total operating expenses                                        8,616         8,349
                                                                    -------       -------
                                        (continued)

See accompanying notes to consolidated financial statements.


                     WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS (Concluded)

                          (Dollars in thousands, except share data)

                                                                  Years Ended September 30,
                                                                  -------------------------
                                                                     2006          2005
                                                                    -------       -------
Income (loss) before provision (benefit) for income taxes              (165)        1,279
Provision (benefit) for income taxes                                   (123)          381
                                                                    -------       -------
Net (loss) income                                                   $   (42)      $   898
                                                                    =======       =======

Earnings (loss) per share:
  Basic                                                             $ (0.03)      $  0.58
  Diluted                                                           $ (0.03)      $  0.57

See accompanying notes to consolidated financial statements.

                                        WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       (Dollars in thousands)

                                              Years Ended September 30, 2006 and 2005

                                             (Dollars in thousands, except share data)

                                                                         Accumulated
                                   Common Stock    Additional               Other        Unearned       Unearned         Total
                                 ----------------   Paid-in   Retained  Comprehensive  Compensation-  Compensation-  Stockholders'
                                  Shares   Amount   Capital   Earnings  Income (Loss)       RRP           ESOP          Equity
                                  ------   ------  ---------- --------  -------------  -------------  -------------  -------------
Balance at September 30, 2004    1,589,574  $16      $4,843   $24,198       $ 159         $(209)         $(302)         $28,705
                                                                                                                        -------

Comprehensive income:
  Net income                             -    -           -       898           -             -              -              898
  Change in net unrealized gain/
   loss on securities available
   for sale, after
   reclassification adjustment
   and tax effects                       -    -           -         -        (873)            -              -             (873)
                                                                                                                        -------
      Total comprehensive income                                                                                             25
                                                                                                                        -------

Cash dividends declared ($0.24
 per share)                              -    -                  (382)          -             -              -             (382)
ESOP shares released and
 committed to be released
 (2,947 shares)                          -    -          54         -           -             -             29               83
Amortization of RRP stock
 (3,350 shares)                                                                              79                              79
Issuance of common stock under
 stock option plan, including
 tax benefits of $30                 5,200    -          93         -           -             -              -               93
                                 ---------  ---      ------   -------       -----         -----          -----          -------

Balance at September 30, 2005    1,594,774   16       4,990    24,714        (714)         (130)          (273)          28,603
                                                                                                                        -------

Comprehensive income:
  Net income (loss)
                                         -    -           -       (42)          -             -              -              (42)
  Change in net unrealized gain/
   loss on securities available
   for sale, after
   reclassification adjustment
   and tax effects                       -    -           -         -          55             -              -               55
                                                                                                                        -------
      Total comprehensive income                                                                                             13
                                                                                                                        -------

Cash dividends declared ($0.24
 per share)                              -    -           -      (383)          -             -              -             (383)
ESOP shares released and
 committed to be released
 (2,947 shares)                          -    -          49         -           -             -             30               79
Amortization of RRP stock
 (2,780 shares)                                                                              47              -               47
Tax benefit of RRP stock                 -    -           8         -           -             -              -                8
Issuance of common stock under
 stock option plan, including
 tax benefits of $5                  1,000    -          16         -           -             -              -               16
                                 ---------  ---      ------   -------       -----         -----          -----          -------

Balance at September 30, 2006    1,595,774  $16      $5,063   $24,289       $(659)        $ (83)         $(243)         $28,383
                                 =========  ===      ======   =======       =====         =====          =====          =======

See accompanying notes to consolidated financial statements.

                  WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Dollars in thousands)

                                                             Years Ended September 30,
                                                             -------------------------
                                                                2006          2005
                                                              --------      --------
Cash flows from operating activities:
  Net income (loss)                                           $    (42)     $    898
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    (Credit) provision for loan losses                               -          (173)
    Net amortization of securities                                 268           399
    Amortization of net deferred loan costs and premiums
     on purchased loans and indirect lending                       166           161
    Depreciation expense                                           487           482
    Gain on sales of mortgages, net                                 (5)         (165)
    Gain on sales and calls of securities, net                      (3)          (59)
    Increase in accrued interest receivable                       (187)         (131)
    Deferred income tax provision (benefit)                       (162)           68
    ESOP shares released and committed to be released               79            83
    Amortization of RRP stock                                       47            79
    Increase in bank-owned life insurance                         (190)         (140)
    Other, net                                                     506           361
                                                              --------      --------
      Net cash provided by operating activities                    964         1,863
                                                              --------      --------

Cash flows from investing activities:
  Activity in available-for-sale securities:
    Sales and calls                                                833         4,318
    Maturities                                                  12,600         3,700
    Purchases                                                  (17,702)       (6,284)
    Principal payments                                           5,586         5,634
  Purchase of Federal Home Loan Bank stock                        (410)         (924)
  Loan originations, net                                       (11,730)      (43,226)
  Proceeds from loan sales                                       2,302         8,214
  Purchase of premises and equipment, net                         (953)         (139)
  Premiums paid on bank-owned life insurance                      (247)         (232)
                                                              --------      --------
      Net cash used by investing activities                     (9,721)      (28,939)
                                                              --------      --------

                                      (continued)

See accompanying notes to consolidated financial statements.


                  WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                                 (Dollars in thousands)

                                                             Years Ended September 30,
                                                             -------------------------
                                                                2006          2005
                                                              --------      --------
Cash flows from financing activities:
  Net increase (decrease) in deposits                              996        (1,429)
  Net (decrease) increase in short-term borrowings              (4,000)          500
  Proceeds from Federal Home Loan Bank advances                 13,500        33,000
  Repayment of Federal Home Loan Bank advances                  (2,000)       (5,000)
  Net (decrease) increase in mortgagors' escrow accounts           (29)           97
  Issuance of common stock under stock option plan,
   net of tax benefits                                              16            93
  Dividends paid                                                  (383)         (382)
                                                              --------      --------
      Net cash provided by financing activities                  8,100        26,879
                                                              --------      --------

Net change in cash and cash equivalents                           (657)         (197)

Cash and cash equivalents at beginning of year                   8,974         9,171
                                                              --------      --------

Cash and cash equivalents at end of year                      $  8,317      $  8,974
                                                              ========      ========

Supplemental cash flow information:
  Interest paid on deposits                                   $  4,623      $  2,978
  Interest paid on Federal Home Loan Bank advances               2,157         1,110
  Income taxes paid (refunded), net                                 (2)          329

See accompanying notes to consolidated financial statements.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Years Ended September 30, 2006 and 2005
                 (Dollars in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of consolidation and presentation

      The consolidated financial statements include the accounts of Westborough Financial Services, Inc. (the "Company") and its wholly-owned subsidiary, The Westborough Bank (the "Bank"). The Bank's wholly-owned subsidiaries are The Hundredth Corporation, which was formed to own real estate, and the Eli Whitney Security Corporation, which is a Massachusetts security corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

      Use of estimates

      In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The determination of the allowance for losses on loans is a material estimate that is particularly susceptible to significant change in the near term.

      Business and operating segments

      The Bank provides a variety of financial services to individuals and small businesses through its offices in Westborough, Northborough and Shrewsbury, Massachusetts. Its primary deposit products are checking, savings and term certificate accounts and its primary lending product is residential mortgage loans.

      Management evaluates the Company's performance and allocates resources based on a single segment concept. Accordingly, there are no separately identified operating segments. The Company does not derive revenues from, or have assets located in, foreign countries, nor does it derive revenues from any single customer that represents 10% or more of the Company's total revenues.

      Reclassifications

      Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Cash equivalents

      Cash equivalents include amounts due from banks, federal funds sold on a daily basis and short-term investments which mature within ninety days.

      Securities available for sale

      Securities classified as "available for sale" are reflected on the consolidated balance sheet at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income.

      Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of securities that are deemed to be other than temporary are reflected in earnings as realized losses. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on disposition of securities are recorded on the trade date and computed by the specific identification method.

      Loans

      The Bank grants mortgage, commercial and consumer loans to its customers. A substantial portion of the loan portfolio consists of mortgage loans in Westborough and the surrounding communities. The ability of the Bank's debtors to honor their contracts is dependent upon the local economy and the local real estate market.

      Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses and net deferred costs on originated loans. Interest income is accrued on the unpaid principal balance. Net loan origination costs are deferred and recognized as an adjustment of the related loan yield using the interest method.

      The accrual of interest on mortgage and commercial loans is discontinued when in the judgment of management the collection of principal or interest is doubtful.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Loans (concluded)

      All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

      A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are generally maintained on a non-accrual basis. Impairment is measured on a loan by loan basis by the fair value of the collateral.

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

      The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Servicing

      Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

      Premises and equipment

      Land is carried at cost. Buildings, leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization, computed on the straight-line method over the estimated useful lives of the assets.

      Retirement plan

      The compensation cost of an employee's pension benefit is recognized on the projected unit credit method over the employee's approximate service period. The aggregate cost method is utilized for funding purposes.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Stock compensation plans

      Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company has elected to continue with the accounting methodology in Opinion No. 25. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. (Also see recent accounting pronouncement.)

      The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                       Years Ended September 30,
                                                       -------------------------
                                                          2006          2005
                                                         ------        -----

      Net income (loss)                  As reported     $  (42)       $ 898
                                         Pro forma       $  (48)       $ 872

      Basic earnings (loss) per share    As reported     $(0.03)       $0.58
                                         Pro forma       $(0.03)       $0.56

      Diluted earnings (loss) per share  As reported     $(0.03)       $0.57
                                         Pro forma       $(0.03)       $0.55

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Employee stock ownership plan ("ESOP")

      Compensation expense is recognized as ESOP shares are committed to be released. Allocated and committed to be released ESOP shares are considered outstanding for earnings per share calculations based on debt service payments. Other ESOP shares are excluded from earnings per share calculations. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders' equity.

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

      Earnings per common share

      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. For the year ended September 30, 2006, 30,290 outstanding stock option shares were anti-dilutive as the Company had recorded a net loss for the year. For the year ended September 30, 2005, there were no anti-dilutive potential common shares. Anti-dilutive potential common shares are excluded from dilutive earnings per share calculations.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Earnings per common share (concluded)

      Earnings per common share for the year ended September 30, 2006 and 2005 has been computed based on the following:

                                                                 2006          2005
                                                               ---------     ---------

      Average number of common shares outstanding              1,562,323     1,553,046
      Effect of dilutive options                                       -        18,158
                                                               ---------     ---------
      Average number of common shares outstanding
       used to calculate diluted earnings per common share     1,562,323     1,571,204
                                                               =========     =========

      Comprehensive income

      Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale are reported in accumulated comprehensive income (loss) in the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

      The components of the change in accumulated other comprehensive income
      (loss) and related tax effects are as follows:

                                                       Years Ended September 30,
                                                       -------------------------
                                                          2006        2005
                                                          ----       -------

      Change in net unrealized holding gains (losses)
       on securities available for sale                   $87        $(1,252)
      Reclassification adjustment for gains
       realized in income                                  (3)           (59)
                                                          ----       -------
                                                           84         (1,311)

      Tax effect                                          (29)           438
                                                          ----       -------

      Net-of-tax amount                                   $55        $  (873)
                                                          ====       =======

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Recent accounting pronouncements

      Share-based payments

      On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment," which is an Amendment of FASB Statement Nos. 123 and 95. SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by public companies. SFAS 123R will be effective for public companies that file as small business issuers as of the beginning of the annual reporting period that begins after December 15, 2005. For public companies, the cost of employee services received in exchange for equity instruments including options and similar awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period. The change in accounting will replace existing requirements under SFAS No. 123, "Accounting for Stock-Based Compensation," and will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. This Statement is not expected to have a material impact on the Company's consolidated financial statements.

      Servicing of financial assets

      In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets," which amends FASB Statement No. 140. This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This Statement also requires additional disclosures for all separately recognized servicing rights, and is effective for new transactions occurring and for subsequent measurement at the beginning of an entity's first fiscal year that begins after September 15, 2006. This Statement is not expected to have a material impact on the Company's consolidated financial statements.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Recent accounting pronouncements (continued)

      Income taxes

      In July 2006, the FASB issued Financial Accounting Standards Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Interpretation is not expected to have a material impact on the Company's consolidated financial statements.

      Endorsement Split-Dollar Life Insurance Arrangements

      The Company has entered into agreements with its Trustees and certain executives whereby the Company will pay a death benefit at the lesser of
      (1) an amount based on salary at the date of death, or (2) the amount the Company receives as beneficiary of certain life insurance policies on the individual minus the policies' cash surrender values. The Company is the sole owner of the life insurance policies and may cancel the insurance in its sole discretion, which would result in termination of any future death benefit, or terminate the agreement to provide death benefits at any time. No liability has been recognized on the consolidated balance sheet for such death benefits. In September 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." As a result, effective for fiscal years beginning after December 15, 2007, the Company will be required to recognize a liability for future death benefits, and may choose to retroactively apply the accounting change to all periods presented, or to cumulatively adjust the financial statements as of the beginning of the year of adoption. Management is in the process of evaluating the impact of Issue No. 06-4 on the Company's consolidated financial statements.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

      Recent accounting pronouncements (concluded)

      Fair Value Measurement

      In September 2006, FASB issued Financial Standards No. 157, "Fair Value Measurement," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This Statement was developed to provide guidance for consistency and comparability in fair value measurements and disclosures and applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact this statement may have on the Company's consolidated financial statements.

      Defined Benefit Pension and Other Postretirement Plans

      In September 2006, the Financial Accounting Standards Board issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This Statement will require employers, such as the Company, to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Specifically, the new standard requires an employer to (a) recognize on its balance sheet an asset for a plan's over-funded status or a liability for a plan's under-funded status, (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.

      The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company at the end of its fiscal year ending September 30, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end balance sheet is effective for the Company's fiscal year ending September 30, 2009. Management is in the process of evaluating the impact of this Statement on the Company's consolidated financial statements.

2.    RESTRICTIONS ON CASH AND DUE FROM BANKS

      The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At September 30, 2006 and 2005, these reserve balances amounted to $825 and $1,015, respectively.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

3.    SECURITIES AVAILABLE FOR SALE

      The amortized cost and estimated fair value of securities available for sale, at September 30, 2006 and 2005, with gross unrealized gains and losses, is as follows:

                                                          September 30, 2006
                                          ---------------------------------------------------
                                                          Gross          Gross
                                          Amortized     Unrealized     Unrealized      Fair
                                            Cost          Gains          Losses        Value
                                          ---------     ----------     ----------      -----
      Government-sponsored enterprise
       obligations                         $31,323         $  5        $  (290)       $31,038
      Banking and finance obligations        6,119           21            (25)         6,115
      Mortgage-backed securities            24,741           40           (753)        24,028
      Other bonds and obligations            1,261            9             (9)         1,261
                                           -------         ----        -------        -------
            Total debt securities           63,444           75         (1,077)        62,442
      Marketable equity securities               1            -             (1)             -
                                           -------         ----        -------        -------

                                           $63,445         $ 75        $(1,078)       $62,442
                                           =======         ====        =======        =======

                                                          September 30, 2005
                                          ---------------------------------------------------
                                                          Gross          Gross
                                          Amortized     Unrealized     Unrealized      Fair
                                            Cost          Gains          Losses        Value
                                          ---------     ----------     ----------      -----

      Government-sponsored enterprise
       obligations                         $27,917         $  3        $  (446)       $27,474
      Banking and finance obligations        7,801           26           (101)         7,726
      Mortgage-backed securities            25,597           71           (649)        25,019
      Other bonds and obligations            3,711           27            (17)         3,721
                                           -------         ----        -------        -------
            Total debt securities           65,026          127         (1,213)        63,940
      Marketable equity securities               1            -             (1)             -
                                           -------         ----        -------        -------

                                           $65,027         $127        $(1,214)       $63,940
                                           =======         ====        =======        =======

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      SECURITIES AVAILABLE FOR SALE (continued)

      Proceeds from sales and calls of securities amounted to $833 and $4,318 for the years ended September 30, 2006 and 2005, respectively. Gross realized gains amounted to $3 and $99, respectively. Gross realized losses amounted to $40 for the year ended September 30, 2005. There were no gross realized losses for the year ended September 30, 2006.

      The amortized cost and estimated fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                September 30, 2006        September 30, 2005
                                               ---------------------    ----------------------
                                               Amortized      Fair       Amortized      Fair
                                                 Cost         Value        Cost         Value
                                               ---------     -------     ---------     -------
      Within 1 year                             $17,205      $17,074      $13,427      $13,375
      Over 1 year through 5 years                21,498       21,340       26,002       25,546
                                                -------      -------      -------      -------
                                                 38,703       38,414       39,429       38,921
      Mortgage and asset-backed securities       24,741       24,028       25,597       25,019
                                                -------      -------      -------      -------

                                                $63,444      $62,442      $65,026      $63,940
                                                =======      =======      =======      =======

      At September 30, 2006 and 2005, a government-sponsored enterprise obligation with a carrying value of $1,000 and $1,003, respectively, and fair value of $982 and $1,005, respectively, was pledged to secure treasury, tax and loan deposits.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      SECURITIES AVAILABLE FOR SALE (concluded)

      Information pertaining to securities with gross unrealized losses at September 30, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                                      Less Than Twelve Months       Over Twelve Months
                                                      -----------------------     ----------------------
                                                        Gross                       Gross
                                                      Unrealized      Fair        Unrealized      Fair
                                                        Losses        Value         Losses        Value
                                                      ----------     -------      ----------     -------
      September 30, 2006:

      Government-sponsored enterprise obligations        $  5        $ 2,995        $  285       $25,042
      Banking and finance obligations                       -              -            25         4,334
      Mortgage-backed securities                            1            115           752        18,372
      Other bonds and obligations                           -              -             9           751
                                                         ----        -------        ------       -------
            Total debt securities                           6          3,110         1,071        48,499
      Marketable equity securities                          -              -             1             -
                                                         ----        -------        ------       -------

      Total temporarily impaired securities              $  6        $ 3,110        $1,072       $48,499
                                                         ====        =======        ======       =======

      September 30, 2005:

      Government-sponsored enterprise obligations        $109        $ 8,310        $  337       $16,653
      Banking and finance obligations                       -              -           101         5,200
      Mortgage-backed securities                           47          3,823           602        18,595
      Other bonds and obligations                           -            500            17           762
                                                         ----        -------        ------       -------
            Total debt securities                         156         12,633         1,057        41,210
      Marketable equity securities
                                                            -              -             1             -
                                                         ----        -------        ------       -------

            Total temporarily impaired securities        $156        $12,633        $1,058       $41,210
                                                         ====        =======        ======       =======

      At September 30, 2006, 76 debt securities have unrealized losses with aggregate depreciation of 2.05% from the Company's amortized cost basis. These unrealized losses relate principally to the interest rate environment. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts' reports. As management has the ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

4.    LOANS

      A summary of the balances of loans follows:

                                                                   September 30,
                                                               ---------------------
                                                                 2006         2005
                                                               --------     --------
      Mortgage loans:
        Fixed rate                                             $ 54,169     $ 57,953
        Variable rate                                           100,282      100,365
        Commercial                                               32,853       26,979
        Home equity lines-of-credit                              19,530       15,452
                                                               --------     --------
            Total mortgage loans                                206,834      200,749
                                                               --------     --------

      Other loans:
        Personal loans                                              265          198
        Deposit secured loans                                       212          312
        Home improvement loans                                       40            6
        Commercial lines-of-credit                                1,749          870
        Commercial installment                                    3,842        2,534
                                                               --------     --------
            Total other loans                                     6,108        3,920
                                                               --------     --------

            Total loans                                         212,942      204,669

      Due to borrowers on incomplete loans                       (3,360)      (4,287)
      Net deferred loan costs                                       721          620
      Net premiums on purchased loans and indirect lending          221          260
      Allowance for loan losses                                    (780)        (785)
                                                               --------     --------

            Loans, net                                         $209,744     $200,477
                                                               ========     ========

      An analysis of the allowance for loan losses follows:

                                                             Years Ended September 30,
                                                             -------------------------
                                                                 2006         2005
                                                               --------     --------
      Balance at beginning of year                             $    785     $    950
      (Credit) provision for loan losses                            -           (173)
      Charge-offs                                                    (5)         -
      Recoveries                                                    -              8
                                                               --------     --------
      Balance at end of year                                   $    780     $    785
                                                               ========     ========

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      LOANS (concluded)

      The following is a summary of information pertaining to impaired and non-accrual loans:

                                                        September 30,
                                                        -------------
                                                        2006     2005
                                                        ----     ----

      Impaired loans without a valuation allowance      $ 10     $175

      Impaired loans with a valuation allowance          411        -
                                                        ----     ----

      Total impaired loans                              $421     $175
                                                        ====     ====

      Valuation allowance related to impaired loans     $147     $  -
                                                        ====     ====

      Total non-accrual loans                           $416     $175
                                                        ====     ====

      At September 30, 2006 and 2005, there were no loans past-due ninety days or more and still accruing.

                                                     Years Ended September 30,
                                                     -------------------------
                                                          2006       2005
                                                          ----       ----

      Average investment in impaired loans                $453       $191
                                                          ====       ====

      Interest income recognized on a cash basis
       on impaired loans                                  $ 54       $ 32
                                                          ====       ====

      No additional funds are committed to be advanced in connection with impaired loans.

5.    SERVICING

      The Bank has sold mortgage loans, without recourse, in the secondary mortgage market and has retained the servicing responsibility and receives fees for the services provided. Total loans serviced for others at September 30, 2006 and 2005 amounted to $11,537 and $14,673, respectively. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.

      At September 30, 2006 and 2005, $99 and $113, respectively, of capitalized servicing rights are included in other assets. During the years ended September 30, 2006 and 2005, $26 and $114, respectively, of servicing rights were capitalized and $40 and $30, respectively, of servicing rights were amortized. The carrying value of servicing rights approximates fair value.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

6.    PREMISES AND EQUIPMENT

      A summary of the cost and accumulated depreciation of premises and equipment and their estimated useful lives follows:

                                            September 30,
                                         -------------------      Estimated
                                          2006        2005       Useful Lives
                                         -------     -------     ------------

      Premises:
        Land                             $ 1,200     $ 1,200
        Buildings                          5,720       5,159     5 - 40 years
       Equipment                           4,503       4,196      3-7 years
                                         -------     -------
                                          11,423      10,555
      Less accumulated depreciation       (4,863)     (4,461)
                                         -------     -------

                                         $ 6,560     $ 6,094
                                         =======     =======

      Depreciation expense for the years ended September 30, 2006 and 2005 amounted to $487 and $482, respectively.

7.    DEPOSITS

      A summary of deposit balances, by type, is as follows:

                                                     September 30,
                                                 ---------------------
                                                   2006         2005
                                                 --------     --------

      Non-interest bearing accounts              $ 21,962     $ 22,245
      NOW accounts                                 15,547       17,800
      Regular and other savings accounts           64,797      101,826
      Money market deposit accounts                32,207        5,161
                                                 --------     --------
            Total non-certificate accounts        134,513      147,032
                                                 --------     --------

      Term certificates of $100,000 and over       24,110       18,598
      Term certificates less than $100,000         52,654       44,651
                                                 --------     --------
            Total certificate accounts             76,764       63,249
                                                 --------     --------

            Total deposits                       $211,277     $210,281
                                                 ========     ========

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      DEPOSITS (concluded)

      A summary of certificates, by maturity, is as follows:

                                     September 30, 2006      September 30, 2005
                                    --------------------     ------------------
                                                Weighted                Weighted
                                                Average                 Average
                                    Amount        Rate       Amount       Rate
                                    ------      --------     ------     --------

      Within 1 year                 $59,798      4.28%       $44,371     2.97%
      Over 1 year through 3 years    14,380      4.21         17,831     3.46
      Over 3 years                    2,586      5.18          1,047     4.05
                                    -------                  -------

                                    $76,764      4.30%       $63,249     3.13%
                                    =======                  =======

8.    SHORT-TERM BORROWINGS

      There were no short-term borrowings at September 30, 2006. At September 30, 2005, short-term borrowings consist of advances from the Federal Home Loan Bank of Boston ("FHLB") with original maturities of less than ninety days at a weighted average interest rate of 4.21%.

      The Bank also has a $2,999 available line of credit with the FHLB at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property. As of September 30, 2006 and 2005, there were no advances outstanding on the line of credit.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

9.    LONG-TERM BORROWINGS

      Long-term borrowings consist of Federal Home Loan Bank advances as follows:

                                                  Weighted Average Rate
      Maturing During        September 30,             September 30,
      the Year Ending     -------------------     ---------------------
       September 30,       2006        2005         2006        2005
      ---------------     -------     -------       ----        ----

           2006           $     -     $ 2,500          -%       2.91%
           2007             8,000       8,000       3.06        3.06
           2008             7,000       7,000       3.91        3.91
           2009*           15,500       7,000       4.56        3.81
           2010            18,500      15,000       4.63        4.56
           2011             8,500       6,500       4.81        4.62
                          -------     -------

                          $57,500     $46,000       4.33%       4.02%
                          =======     =======

      * Includes a $3,000,000 advance callable on October 2, 2006.

10.   INCOME TAXES

      Allocation of federal and state income taxes between current and deferred portions is as follows:

                                                           Years Ended September 30,
                                                           -------------------------
                                                               2006         2005
                                                               ----         ----
      Current income tax provision:
        Federal                                                $  16        $291
        State                                                     23          22
                                                               -----        ----
                                                                  39         313
                                                               -----        ----

       Deferred income tax provision (benefit):
         Federal                                                (121)         51
         State                                                   (41)         17
                                                               -----        ----
                                                                (162)         68
                                                               -----        ----

            Total provision (benefit) for income taxes         $(123)       $381
                                                               =====        ====

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      INCOME TAXES (continued)

      The following is a reconciliation of the effective income tax rates and amounts in the consolidated statements of operations with the statutory federal income tax rates and amounts as follows:

                                                           Years Ended September 30,
                                                    ---------------------------------------
                                                          2006                   2005
                                                    ------------------     ----------------
                                                    Amount      Rate       Amount     Rate
                                                    ------      ----       ------     ----

      Statutory rate                                $ (56)     (34.0)%     $435       34.0%
      Increase (decrease) resulting from:
        State taxes, net of federal tax benefit       (12)      (7.3)        26        2.0
        Dividends received deduction                   (4)      (2.4)        (7)      (0.5)
        Officers' life insurance                      (55)     (33.3)       (57)      (4.4)
        Municipal income                              (11)      (6.7)       (19)      (1.5)
        Other                                          15        9.2          3        0.2
                                                    -----      -----       ----       ----

            Effective tax rates                     $(123)     (74.5)%     $381       29.8%
                                                    =====      =====       ====       ====

      The components of the net deferred tax asset are as follows:

                                    September 30,
                                  -----------------
                                   2006       2005
                                  ------     ------

       Deferred tax asset:
         Federal                  $1,361     $1,239
         State                       357        307
                                  ------     ------
                                   1,718      1,546
                                  ------     ------

      Deferred tax liability:
        Federal                     (363)      (334)
        State                        (87)       (77)
                                  ------     ------
                                    (450)      (411)
                                  ------     ------

      Net deferred tax asset      $1,268     $1,135
                                  ======     ======

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      INCOME TAXES (concluded)

      The tax effects of each item that give rise to deferred taxes are as follows:

                                                                        September 30,
                                                                     ------------------
                                                                      2006        2005
                                                                     ------      ------

      Employee benefit plans                                         $  879      $  697
      Allowance for loan losses                                         392         397
      Net unrealized gain/loss on securities available for sale         344         373
      Depreciation and amortization                                     (42)        (54)
      Net deferred loan costs                                          (295)       (253)
      Other, net                                                        (10)        (25)
                                                                     ------      ------

      Net deferred tax asset                                         $1,268      $1,135
                                                                     ======      ======

      A summary of the change in the net deferred tax asset is as follows:

                                                            Years Ended September 30,
                                                            -------------------------
                                                              2006          2005
                                                             ------        ------

      Balance at beginning of year                           $1,135        $  765
      Deferred tax (provision) benefit                          162           (68)
      Deferred tax effect on net unrealized (gain)/loss
       on securities available for sale                         (29)          438
                                                             ------        ------

      Balance at end of year                                 $1,268        $1,135
                                                             ======        ======

      The federal income tax reserve for loan losses at the Bank's base year amounted to $2,423. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the fiscal year in which used. As the Bank intends to use the reserve to only absorb loan losses, a deferred income tax liability of $994 has not been provided.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

11.   STOCKHOLDERS' EQUITY

      Minimum regulatory capital requirements

      The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2006 and 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      STOCKHOLDERS' EQUITY (continued)

      Minimum regulatory capital requirements (concluded)

      The Company's and the Bank's actual and minimum required capital amounts and ratios as of September 30, 2006 and 2005 are as follows:

                                                                                        Minimum
                                                                                       To Be Well
                                                                   Minimum          Capitalized Under
                                                                 For Capital        Prompt Corrective
                                             Actual           Adequacy Purposes     Action Provisions
                                       ------------------     -----------------     -----------------
                                       Amount      Ratio      Amount      Ratio     Amount      Ratio
                                       -------     ------     -------     -----     -------     -----
      September 30, 2006:
        Total capital (to risk
         weighted assets)
          Consolidated                 $29,014     17.92%     $12,952     8.00%       N/A        N/A
          Bank                          28,627     17.78       12,878     8.00      $16,097     10.00%

        Tier 1 capital (to risk
         weighted assets)
          Consolidated                  28,228     17.44        6,476     4.00        N/A        N/A
          Bank                          27,841     17.30        6,439     4.00        9,658      6.00

        Tier 1 capital (to average
         assets)
          Consolidated                  28,228      9.46        11,937    4.00        N/A        N/A
          Bank                          27,841      9.38        11,869    4.00       14,836      5.00

      September 30, 2005:
        Total capital (to risk
         weighted assets)
          Consolidated                 $29,988     19.51%     $12,295     8.00%       N/A        N/A
          Bank                          29,518     19.22       12,286     8.00      $15,357     10.00%

        Tier 1 capital (to risk
         weighted assets)
          Consolidated                  29,203     19.00        6,147     4.00        N/A        N/A
          Bank                          28,733     18.71        6,143     4.00        9,214      6.00

        Tier 1 capital (to average
         assets)
          Consolidated                  29,203     10.18       11,480     4.00        N/A        N/A
          Bank                          28,733     10.09       11,387     4.00       14,234      5.00

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      STOCKHOLDERS' EQUITY (concluded)

      Restrictions on dividends, loans and advances

      Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank's capital stock and surplus, as defined, (which for this purpose represents total capital as calculated under the risk-based capital guidelines) on a secured basis.

      At September 30, 2006 and 2005, the Bank's retained earnings available for the payment of dividends was $15,749 and $17,232, respectively. Accordingly, $12,878 and $12,286 of the Company's equity in the net assets of the Bank was restricted at September 30, 2006 and 2005, respectively. Funds available for loans or advances by the Bank to the Company amounted to $1,575 and $1,723 at September 30, 2006 and 2005, respectively.

      The Company and the Bank may not declare or pay dividends on, and the Company may not purchase any of its shares of, its common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

12.   EMPLOYEE BENEFIT PLANS

      Pension plan

      The Bank provides pension benefits for eligible employees through a defined benefit pension plan which is administered through the Savings Bank Employees Retirement Association ("SBERA"). Substantially all employees participate in the retirement plan on a non-contributing basis, and are fully vested after three years of service. Information pertaining to the activity in the plan is as follows:

                                                           Plan Years Ended October 31,
                                                           ----------------------------
                                                              2006              2005
                                                             -------           ------
                                                           (Projected)
      Change in plan assets:
        Fair value of plan assets at beginning of year       $2,653            $2,693
        Actual gain on plan assets                              342               202
        Employer contribution                                   218               187
        Benefits paid                                          (311)             (429)
                                                             ------            ------
        Fair value of plan assets at end of year              2,902             2,653
                                                             ------            ------

      Change in benefit obligation:
        Benefit obligation at beginning of year               3,000             3,253
        Service cost                                            217               201
        Interest cost                                           173               187
        Actuarial gain                                          (51)             (212)
        Benefits paid                                          (311)             (429)
                                                             ------            ------
        Benefit obligation at end of year                     3,028             3,000
                                                             ------            ------

      Funded status                                            (126)             (347)
      Unrecognized net actuarial gain                          (350)             (181)
      Transition liability                                       14                18
                                                             ------            ------

      Accrued pension cost                                   $ (462)           $ (510)
                                                             ======            ======

      Accumulated benefit obligation                         $2,156            $2,070
                                                             ======            ======

      At October 31, 2006 and 2005, the assumptions used to determine the benefit obligation are as follows:

                                             2006       2005
                                             ----       ----

      Discount rate                          5.75%      5.75%
      Rate of compensation increase          4.50%      4.50%

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      EMPLOYEE BENEFIT PLANS (continued)

      Pension plan (continued)

      The components of net periodic pension cost are as follows:

                                               Plan Years Ended October 31,
                                               ----------------------------
                                                  2006             2005
                                                  ----             ----
                                               (Projected)

      Service cost                                $ 217            $ 201
      Interest cost                                 173              187
      Expected return on plan assets               (214)            (215)
      Transition obligation                           4                2
      Recognized net actuarial loss (gain)          (11)               1
                                                  -----            -----

                                                  $ 169            $ 176
                                                  =====            =====

      Total pension expense for the years ended September 30, 2006 and 2005 amounted to $185 and $184, respectively.

      For the plan years ended October 31, 2006 and 2005, actuarial assumptions used in accounting were as follows:

                                                              2006         2005
                                                              ----         ----
                                                           (Projected)

      Discount rate on benefit obligations                    5.75%        5.75%
      Expected long-term rate of return on plan assets        8.00         8.00
      Annual salary increases                                 4.50         4.50

      In general, the Bank has selected their assumption with respect to the long term rate of return based on prevailing yields on high quality fixed income investments increased by a premium for equity return expectations.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      EMPLOYEE BENEFIT PLANS (continued)

      Pension plan (concluded)

      The Bank's pension plan weighted average asset allocation at September 30, 2006 and 2005, are as follows:

                                              Percentage
                                            of Plan Assets
                                           at September 30,
                                           ----------------
      Asset Category                        2006       2005
      --------------                        ----       ----

      Fixed income                          36.5%      34.2%
      Equity securities                     63.5       65.8
                                           -----      -----

                                           100.0%     100.0%
                                           =====      =====

      SBERA offers a common and collective trust as the underlying investment structure for pension plans. The target allocation mix for the common and collective trust portfolio calls for an equity-based investment range from 55% to 75% of total portfolio assets. The Trustees of SBERA, through the Investment Committee, select investment managers for the common and collective trust portfolio. A professional investment advisory firm is retained by the Investment Committee to provide allocation analysis, performance measurement and to assist with manager searches. The overall investment objective is to diversify equity investments across a spectrum of investment types (e.g., small cap, large cap, international, etc) and styles (e.g., growth, value, etc.).

      The Bank expects to contribute $246 to its pension plan in fiscal 2007.

      Estimated future benefit payments, which reflects expected future service, as appropriate, are as follows:

                   Years Ending
                   October 31,                              Amount
                   ------------                             ------

                       2007                                 $  153
                       2008                                     23
                       2009                                     86
                       2010                                     86
                       2011                                  1,119
                     2012-2016                               1,168

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      EMPLOYEE BENEFIT PLANS (continued)

      Incentive compensation plan

      Management and employees of the Bank participate in an annual incentive compensation plan which is based on a percentage of the Bank's annual net profits (as defined) and other factors and objectives set forth and administered by the Bank's Executive Committee. Incentive compensation expense for the years ended September 30, 2006 and 2005 amounted to $38 and $50, respectively.

      401(k) Plan

      The Bank has a 401(k) Plan whereby each employee reaching the age of 21 and having completed at least three months of service, beginning with date of employment, automatically becomes a participant in the Plan. Employees may contribute up to 75% of their compensation subject to certain limits based on federal tax laws. The Bank matches 50% of the first 6% of an employee's compensation contributed to the Plan. All participants are fully vested. For the years ended September 30, 2006 and 2005, expense attributable to the Plan amounted to $59 and $53, respectively.

      Supplemental retirement plans

      The Bank provides supplemental retirement benefits to certain executive officers and Directors. In connection with the supplemental retirement plans, the Bank has purchased life insurance contracts as a funding source. At September 30, 2006 and 2005, the Bank has accrued $973 and $854, respectively, relating to these plans. For the years ended September 30, 2006 and 2005, expenses attributable to the plans amounted to $271 and $114, respectively. Prior to fiscal 2005, the supplemental retirement liability for certain executive officers was based on the present value of the future payments and was accrued over the executive's employment. During 2005, a plan of deferred compensation ("Plan") was adopted which covers the executive officers. The previous agreements were terminated and new agreements were entered into under the Plan. The Plan is accounted for under SFAS No. 87 "Employers Accounting for Pensions".

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      EMPLOYEE BENEFIT PLANS (continued)

      Supplemental retirement benefits (continued)

      The funded status of the Plan is as follows:

                                                   Plan Years Ended
                                                    September 30,
                                                 --------------------
                                                  2006         2005
                                                 -------      -------

      Fair value of plan assets                  $     -      $     -
      Benefit obligation                           1,310        1,359
                                                 -------      -------
      Funded status                              $(1,310)     $(1,359)
                                                 =======      =======

      Accumulated benefit obligation             $ 1,206      $ 1,065
                                                 =======      =======

      Accrued supplemental pension cost          $   619      $   350
      Additional minimum liability                   587          715
                                                 -------      -------

      Accrued supplemental pension liability     $ 1,206      $ 1,065
                                                 =======      =======
      Intangible asset                           $   587      $   715
                                                 =======      =======

      The following assumptions were used to determine the benefit obligation and the net periodic pension cost at or for the years ended September 30, 2006 and 2005:

                                             2006         2005
                                             ----         ----

      Discount rate                          5.50%        6.50%
      Rate of compensation increase          5.00%        5.00%

      The Company expects to contribute $537 to the Plan in fiscal 2007.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      EMPLOYEE BENEFIT PLANS (continued)

      Supplemental retirement benefits (concluded)

      Estimated future benefit payments, which reflect expected future services, as appropriate, are as follows:

                    Year Ending
                   September 30,                                Amount
                   -------------                            --------------
                                                            (In thousands)

                       2007                                    $  537
                       2011                                     1,013

      Expenses related to the Plan amounted to $269,000 and $222,000, respectively, for the years ended September 30, 2006 and 2005.

      The Company purchased bank-owned life insurance ("BOLI") on the lives of certain officers and has entered into agreements with certain executives to provide their beneficiaries certain benefits upon death from the proceeds of the BOLI. The BOLI is carried at cash surrender value on the balance sheet, which is less than the face value of the policy less benefits to be paid to beneficiaries.

      Deferred compensation plan

      The Company has adopted an Officers' Deferred Compensation Plan whereby qualified officers may elect to defer all or a portion of their salary. The Company pays monthly interest on amounts deferred at an interest rate that is determined annually.

      Employees' stock ownership plan

      The Company established an ESOP for the benefit of each eligible employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. In addition, the Company provided a loan to the ESOP which was used to purchase 8%, or 44,200 shares, of the shares sold to the public in the Company's stock offering. The loan bears interest equal to 8% and provides for annual payments of principal and interest for 15 years.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      EMPLOYEE BENEFIT PLANS (continued)

      Employees' stock ownership plan (concluded)

      At September 30, 2006, the remaining principal balance is payable as follows:

                   Years Ending
                   September 30,                             Amount
                   -------------                            --------

                       2007                                 $ 25,593
                       2008                                   27,640
                       2009                                   29,852
                       2010                                   32,240
                       2011                                   34,819
                    Thereafter                               169,450
                                                            --------

                                                            $319,594
                                                            ========

      The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased by the ESOP which are held in a suspense account for allocation among the members as the loans are paid. Total compensation expense applicable to the ESOP amounted to $79 and $83 for the years ended September 30, 2006 and 2005, respectively.

      Shares held by the ESOP include the following:

                                          September 30,
                                        -----------------
                                         2006       2005
                                        ------     ------

      Allocated                         17,682     14,735
      Committed to be released           2,210      2,210
      Unallocated                       24,308     27,255
                                        ------     ------

                                        44,200     44,200
                                        ======     ======

      Cash dividends received on allocated shares are allocated to members and cash dividends received on shares held in suspense are applied to repay the outstanding debt of the ESOP.

      The fair market value of unallocated shares at September 30, 2006 and 2005 was $662 and $763, respectively.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      EMPLOYEE BENEFIT PLANS (continued)

      Stock option plan

      A summary of the status of the Company's stock option plan for the years ended September 30, 2006 and 2005 is presented below:

                                                     2006                     2005
                                             --------------------     --------------------
                                                         Weighted                 Weighted
                                                         Average                  Average
                                                         Exercise                 Exercise
                                             Shares       Price       Shares      Price
                                             ------      --------     ------      --------
      Fixed Options:
        Outstanding at beginning of year     28,500       $11.27      33,900       $11.38
        Granted                               2,790        25.50           -
        Forfeited                                 -                     (200)       10.31
        Exercised                            (1,000)       10.31      (5,200)       12.05
                                             ------                   ------

        Outstanding at end of year           30,290       $12.61      28,500       $11.27
                                             ======                   ======

      Options exercisable at year-end        26,100       $10.66      19,880       $10.31
      Weighted-average fair value of
       options granted during the year       $ 9.45                        -

      The fair value of each option grant when applicable is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used for grants during the year ended September 30, 2006 were a dividend yield of .94%, expected life of 10 years, expected volatility of 20.94% and a risk-free interest rate of 4.92%.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      EMPLOYEE BENEFIT PLANS (concluded)

      Stock option plan (concluded)

      Information pertaining to stock options outstanding at September 30, 2006 is as follows:

                                               Options Outstanding                 Options Exercisable
                                     ----------------------------------------   --------------------------
                                                      Weighted
                                                       Average       Weighted                     Weighted
                                                      Remaining      Average                      Average
                                       Number        Contractual     Exercise       Number        Exercise
            Exercise Price           Outstanding        Life          Price       Exercisable      Price
      --------------------------     -----------     -----------     --------     -----------     --------

                $10.31                 25,400         4.0 years       $10.31        25,400         $10.31
                 23.25                  2,100         5.0              23.25           700          23.25
                 25.50                  2,790         9.6              25.50             -
                                       ------                                       ------

      Outstanding at end of year       30,290         4.6 years                     26,100
                                       ======                                       ======

      Recognition and retention plan

      On January 25, 2001, the Company's stockholders approved the Company's adoption of the Westborough Financial Services, Inc. 2001 Recognition and Retention Plan (the "RRP"), which allows the Company to grant restricted stock awards ("Awards") to certain officers, employees and outside directors. The RRP is authorized to acquire no more than 22,139 shares of Common stock in the open market. Shares generally vest at a rate of 20% per year with the first vesting period ending April 30, 2002. There were no Awards granted during the years ended September 30, 2006 and 2005. The aggregate purchase price of all shares acquired by the RRP has been reflected as a reduction of stockholders' equity and amortized to compensation expense as the Company's employees and directors become vested in their stock awards. Compensation expense relating to the RRP amounted to $47 and $79 for the years ended September 30, 2006 and 2005, respectively. Compensation expense is based on the fair value of common stock on the purchase date.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

13.   COMMITMENTS AND CONTINGENCIES

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

      At September 30, 2006 and 2005, financial instruments whose contract amounts represent credit risk consist of:

                                                        2006        2005
                                                       -------     -------

      Commitments to grant loans                       $ 4,666     $12,094
      Unadvanced funds on home equity and personal
       lines-of-credit                                  16,846      14,810
      Unadvanced funds on commercial loans and
       lines-of-credit                                   1,875       1,978

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

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      COMMITMENTS AND CONTINGENCIES (concluded)

      Employment and change in control agreements

      The Company and the Bank have entered into employment agreements with its President and Chief Financial Officer which generally provide for a base salary and the continuation of certain benefits currently received. The employment agreements require payments for the remaining base salary due to the employee for the remaining term of the agreement and the contributions that would have been made on the employee's behalf to any employee benefit plans of the Company and the Bank for certain reasons other than cause, including a "change in control" as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations.

      Contingencies

      Various legal claims may arise from time to time and, in the opinion of management, these claims will have no material effect on the Company's consolidated financial statements.

14.   RELATED PARTY TRANSACTIONS

      In the ordinary course of business, the Bank has granted loans to its Directors. At September 30, 2006 and 2005, the amount of such loans, which exceeded $60 in the aggregate to each related party, was approximately $2,405 and $1,776, respectively. Such loans are made in the ordinary course of business at the Bank's normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal risk of collection. During the years ended September 30, 2006 and 2005, total principal additions were $1,312 and $129, respectively, and total principal payments were $683 and $85, respectively.

15.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

      The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

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

            Federal Home Loan Bank Stock: The carrying amount approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

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

            Short-term borrowings and long-term borrowings: The fair value is based upon the Company's current incremental borrowing rate for a similar advance.

            Accrued interest: The carrying amounts of accrued interest approximate fair value.

            Off-balance sheet instruments: Fair values for off-balance sheet lending com-mitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at September 30, 2006 and 2005, was immaterial.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

      The carrying amounts and related estimated fair values of the Company's financial instruments are as follows:

                                                           September 30,
                                          -----------------------------------------------
                                                  2006                      2005
                                          ---------------------     ---------------------
                                          Carrying       Fair       Carrying       Fair
                                           Amount       Value        Amount       Value
                                          --------     --------     --------     --------
      Financial assets:
        Cash and cash equivalents         $  8,317     $  8,317     $  8,974     $  8,974
        Securities available for sale       62,442       62,442       63,940       63,940
        Federal Home Loan Bank stock         3,376        3,376        2,966        2,966
        Loans, net                         209,744      205,691      200,477      200,780
        Accrued interest receivable          1,368        1,368        1,181        1,181

      Financial liabilities:
        Deposits                           211,277      210,898      210,281      209,984
        Short-term borrowings                    -            -        4,000        4,000
        Long-term borrowings                57,500       56,758       46,000       45,542

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

16.   CONDENSED FINANCIAL STATEMENTS OF WESTBOROUGH FINANCIAL SERVICES, INC.

                                                              September 30,
                                                           -------------------
      BALANCE SHEETS                                        2006        2005
      --------------                                       -------     -------

      Assets
      ------

      Cash and due from bank                               $   537     $   667
      Short-term investments                                   425         359
                                                           -------     -------
            Total cash and cash equivalents                    962       1,026
      Investment in subsidiary                              27,075      27,230
      Loan receivable - ESOP                                   320         343
      Other assets                                              26           4
                                                           -------     -------

            Total assets                                   $28,383     $28,603
                                                           =======     =======

      Liabilities and Stockholders' Equity
      ------------------------------------

      Stockholders' equity                                 $28,383     $28,603
                                                           -------     -------

            Total liabilities and stockholders' equity     $28,383     $28,603
                                                           =======     =======

                                                              Years Ended
                                                             September 30,
                                                           -----------------
      STATEMENTS OF OPERATIONS                              2006       2005
      ------------------------                             ------     ------

      Income:
        Interest on short-term investments                 $  16       $   9
        Interest on loan - ESOP                               26          28
                                                           -----       -----
            Total income
                                                              42          37
      Operating expenses                                     318         161
                                                           -----       -----
      Loss before income taxes and equity in
       undistributed net income of subsidiary               (276)       (124)
      Income tax benefit                                     (94)        (42)
                                                           -----       -----
      Loss before undistributed net income
       of subsidiary                                        (182)        (82)
      Equity in undistributed net income of subsidiary       140         980
                                                           -----       -----

            Net (loss) income                              $ (42)      $ 898
                                                           =====       =====

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 (Dollars in thousands, except per share data)

      CONDENSED FINANCIAL STATEMENTS OF WESTBOROUGH FINANCIAL SERVICES, INC. (concluded)

                                                                 Years Ended
                                                                September 30,
                                                               ----------------
      STATEMENTS OF CASH FLOWS                                  2006      2005
      ------------------------                                 ------    ------

      Cash flows from operating activities:
        Net (loss) income                                      $  (42)   $  898
        Adjustments to reconcile net income to net
         cash used by operating activities:
          (Increase) decrease in other assets                     (22)       58
          Equity in undistributed earnings of subsidiary         (140)     (980)
                                                               ------    ------
            Net cash used by operating activities                (204)      (24)
                                                               ------    ------

      Cash flows from investing activities:
        Principal paydowns received on ESOP loan                   23        22
                                                               ------    ------
            Net cash provided by investing activities              23        22
                                                               ------    ------

      Cash flows from financing activities:
        Intercompany cash transfer                                500         -
        Dividends paid                                           (383)     (382)
                                                               ------    ------
            Net cash provided (used) by financing activities      117      (382)
                                                               ------    ------

      Net change in cash and cash equivalents                     (64)     (384)

      Cash and cash equivalents at beginning of year            1,026     1,410
                                                               ------    ------

      Cash and cash equivalents at end of year                 $  962    $1,026
                                                               ======    ======

                                        WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                           (Dollars in thousands, except per share data)

17.   QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                                                       Years Ended September 30,
                                      -------------------------------------------------------------------------------------------
                                                         2006                                            2005
                                      -------------------------------------------     -------------------------------------------
                                      Fourth       Third      Second       First      Fourth       Third      Second       First
                                      Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                                      -------     -------     -------     -------     -------     -------     -------     -------

Interest and dividend income          $ 3,738     $ 3,611     $ 3,584     $ 3,489     $ 3,324     $ 3,173     $ 3,080     $ 2,987
Interest expense                        1,884       1,761       1,676       1,520       1,262       1,113         983         814
                                      -------     -------     -------     -------     -------     -------     -------     -------

Net interest income                     1,854       1,850       1,908       1,969       2,062       2,060       2,097       2,173
(Credit) provision for loan losses          -           -           -           -           -           -         (48)       (125)
                                      -------     -------     -------     -------     -------     -------     -------     -------

Net interest income, after (credit)
 provision for loan losses              1,854       1,850       1,908       1,969       2,062       2,060       2,145       2,298

Gain on securities, net                     3           -           -           -          10           -          47           2
All other income                          180         200         231         256         191         338         254         221
Operating expenses                      2,109       1,962       2,436       2,109       2,143       2,136       2,045       2,025
                                      -------     -------     -------     -------     -------     -------     -------     -------

Income (loss) before income taxes         (72)         88        (297)        116         120         262         401         496

Provision (benefit) for income taxes      (50)          -         (99)         26          19          91         114         157
                                      -------     -------     -------     -------     -------     -------     -------     -------

Net income (loss)                     $   (22)    $    88     $  (198)    $    90     $   101     $   171     $   287     $   339
                                      =======     =======     =======     =======     =======     =======     =======     =======

Earnings (loss) per common share:
  Basic                               $ (0.01)    $  0.06     $ (0.13)    $  0.06     $  0.06     $  0.11     $  0.18     $  0.22
                                      =======     =======     =======     =======     =======     =======     =======     =======
  Diluted                             $ (0.01)    $  0.06     $ (0.13)    $  0.06     $  0.06     $  0.11     $  0.18     $  0.22
                                      =======     =======     =======     =======     =======     =======     =======     =======

Differences from the consolidated statements of operations due to rounding.

              WESTBOROUGH FINANCIAL SERVICES, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

                 (Dollars in thousands, except per share data)

18.   SUBSEQUENT EVENT

      On November 13, 2006, the Company, the Bank and Westborough Bancorp, MHC entered into an Agreement and Plan of Merger with Assabet Valley Bancorp and Hudson Savings Bank. Under the terms of the agreement, the mutual holding company structure of Westborough Bancorp, MHC will be eliminated and the Bank will merge with Hudson Savings Bank. The stockholders of the Company, other than Westborough Bancorp, MHC, will receive $35.00 in cash in exchange for each share of common stock. The transaction is expected to be completed in the spring of 2007 and is subject to shareholder approval and various regulatory approvals.

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

ITEM 8B. OTHER INFORMATION

      None.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The information relating to directors and executive officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

      The information relating to executive compensation is incorporated herein by reference to the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders.

      The following table sets forth the aggregate information of the Company's equity compensation plans in effect as of September 30, 2006.

                           ---------------------------------------------------------------------------------
                                                                                  Number of securities
                           Number of securities                                  remaining available for
                               to be issued           Weighted-average            future issuance under
                             upon exercise of        exercise price of          equity compensation plans
                           outstanding options,     outstanding options,     (excluding securities reflected
Plan category              warrants and rights      warrants and rights        in column (a)) see note(1)
-------------              ---------------------------------------------------------------------------------
                                   (a)                      (b)                            (c)
Equity compensation
 plans approved
 by security holders              30,290                   $10.66                         13,237

Equity compensation
 plans not approved by
 security holders                  None                     None                           None
                                  ------                                                  ------

    Total                         30,290                   $10.66                         13,237
                                  ======                                                  ======

Note (1) This amount represents 10,458 and 2,779 shares remaining to be issued from the 2001 Stock Option Plan and the 2001 Recognition and Retention Plan, respectively.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

      The information relating to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders.

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

10.6 Form of Officers' Deferred Compensation Plan of Westborough Financial Services, Inc.**

10.7        Form of Supplemental Executive Retirement agreement.#

10.8        Benefit Restoration Plan of Westborough Financial Services, Inc.##

10.9        Form of Amendment to Supplemental Executive Retirement
            Agreement.###

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

**** Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 2, 2005.

# Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 29, 2005.

## Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 26, 2006.

### Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 22, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information relating to principal accountant fees and services is incorporated herein by reference to the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders.

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

Name                              Title                        Date
----                              -----                        ----

/s/ James E. Tashjian             Chairman of the Board of     December 29, 2006
-------------------------------   Directors
James E. Tashjian

/s/ Joseph F. MacDonough          President, Chief Executive   December 29, 2006
-------------------------------   Officer and Director
Joseph F. MacDonough              (Principal Executive and
                                  Operating Officer)

/s/ James N. Ball                 Director                     December 29, 2006
-------------------------------
James N. Ball

/s/ Nelson P. Ball                Director                     December 29, 2006
-------------------------------
Nelson P. Ball

/s/ Edward S. Bilzerian           Director                     December 29, 2006
-------------------------------
Edward S. Bilzerian

/s/ Nancy M. Carlson              Director                     December 29, 2006
-------------------------------
Nancy M. Carlson

/s/ David E. Carlstrom            Director                     December 29, 2006
-------------------------------
David E. Carlstrom

/s/ John L. Casagrande            Senior Vice President,       December 29, 2006
-------------------------------   Treasurer, Clerk and
John L. Casagrande                Director (Principal
                                  Financial and Accounting
                                  Officer)

/s/ Benjamin H. Colonero, Jr.     Director                     December 29, 2006
-------------------------------
Benjamin H. Colonero, Jr.

/s/ Jeffrey B. Leland             Director                     December 29, 2006
-------------------------------
Jeffrey B. Leland

/s/ Paul F. McGrath               Director                     December 29, 2006
-------------------------------
Paul F. McGrath

Name                              Title                        Date
----                              -----                        ----

/s/ Charlotte C. Spinney          Director                     December 29, 2006
-------------------------------
Charlotte C. Spinney

/s/ Phyllis A. Stone              Director                     December 29, 2006
-------------------------------
Phyllis A. Stone