Form 10KSB/A
period 2006-09-30
WESTBOROUGH FINANCIAL SERVICES INC
filed 2007-01-29
CIK 1087843

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 Form 10-KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes [ ] No [X]

The issuer's revenues for the fiscal year ended September 30, 2006 were $15,292,000.

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the common stock as of December 8, 2006 was $15,864,128.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 8, 2006, the registrant had 1,595,774 shares of common stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

              EXPLANATORY NOTE AS TO THE PURPOSE OF THIS AMENDMENT

This Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB of Westborough Financial Services, Inc. (the "Company") for the fiscal year ended September 30, 2006 is being filed for the purpose of providing the information required by Part III of the Annual Report on Form 10-K, which the Company is no longer incorporating by reference to its proxy statement. Part III is hereby amended and restated in its entirety.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-KSB/A. Exhibit 23.1 is also being filed herewith. No other information contained in the original filing is amended hereby. This amendment does not modify or update disclosures in the original filing. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original filing.

                                              TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
FORWARD LOOKING STATEMENTS                                                                              (i)

PART I   .........................................................................................        1
         ITEM 1.  DESCRIPTION OF BUSINESS.........................................................        1
         ITEM 2.  DESCRIPTION OF PROPERTY.........................................................       38
         ITEM 3.  LEGAL PROCEEDINGS...............................................................       39
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................       39

PART II  .........................................................................................       39
         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................       39
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......................       39
         ITEM 7.  FINANCIAL STATEMENTS............................................................       54
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE............................................................       55
         ITEM 8A. CONTROLS AND PROCEDURES.........................................................       55
         ITEM 8B. OTHER INFORMATION...............................................................       55

PART III .........................................................................................       54
         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,CONTROL PERSONS AND CORPORATE
                  GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...................       54
         ITEM 10. EXECUTIVE COMPENSATION..........................................................       59
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS.............................................................       66
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.......       69
         ITEM 13. EXHIBITS........................................................................       71
         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................................       73
         SIGNATURES...............................................................................       74
         CERTIFICATIONS

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

ITEM 8B. OTHER INFORMATION

      None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Board of Directors

      Westborough Financial's Board of Directors currently consists of 14 members. Westborough Financial's Articles of Organization provides that the Board of Directors shall be divided into three classes. The Board of Directors oversees our business and monitors the performance of our management. In accordance with our corporate governance procedures, the Board of Directors does not involve itself in the day-to-day operations of Westborough Financial. Westborough Financial's executive officers and management oversee our day-to-day operations. Our directors fulfill their duties and responsibilities by attending regular meetings of the Board of Directors, which are held on a monthly basis. Our directors also discuss business and other matters with the Chairman, other key executives and our principal external advisers (legal counsel, auditors, financial advisors and other consultants).

                                                             Position(s) Held
                                                             ----------------
                                                             with Westborough
Directors                    Age(1)    Term Expires              Financial              Director Since(2)
--------------------------   ------    ------------    -----------------------------    -----------------
James N. Ball                  44          2009                  Director                     2003
Nelson P. Ball                 75          2007                  Director                     1980
Edward S. Bilzerian            73          2008                  Director                     1992
Nancy M. Carlson               60          2007                  Director                     2003
David E. Carlstrom             72          2009                  Director                     1976
John L. Casagrande             60          2009        Senior Vice President, Chief           1994
                                                       Financial Officer, Treasurer,
                                                             Clerk and Director
Benjamin H. Colonero, Jr.      58          2007                  Director                     2003
Robert A. Klugman              55          2009                  Director                     1994
Jeffrey B. Leland              41          2007                  Director                     2005
Joseph F. MacDonough           60          2007          President, Chief Executive           1982
                                                            Officer and Director
Paul F. McGrath                60          2008                  Director                     1991
Charlotte C. Spinney           70          2008                  Director                     1990
Phyllis A. Stone               63          2008                  Director                     1999
James E. Tashjian              65          2008                  Director                     1973


------------------
(1)   As of September 30, 2006.
(2)   Includes service as a trustee of Westborough Bank prior to the formation of Westborough Financial in 2000.

      The principal occupation and business experience of each director are set forth below. Unless otherwise indicated, each of the following persons has held his or her present position for the last five years.

      James N. Ball is the sole owner and president of Secure Futures, Inc. He has been in that position since 1984. Mr. Ball is a financial independence specialist and a member of the National Association of Securities Dealers as a registered representative. Mr. Ball assists individuals, families and small business owners to create and maintain multi-generational wealth. Mr. Ball is also the son of Nelson P. Ball, also a member of the Board of Directors.

      Nelson P. Ball is the owner of Ball Financial Services, Co., located in Westborough, Massachusetts. He has served as a financial services consultant for over 40 years. Mr. Ball is the father of James N. Ball, also a member of the Board of Directors.

      Edward S. Bilzerian is retired from Bilzerian Consulting Group, Inc., a privately held company located in Worcester, Massachusetts, specializing in small business turnarounds, where he served as president. Prior to that, he was Vice President of Marketing and Finance at Bay State Abrasive's Division of Dresser Industries. He has been self-employed for over 18 years. Mr. Bilzerian was a member of the Worcester Airport Commission and was Chairman of the Worcester Health and Hospital Authority.

      Nancy M. Carlson is the owner and president of The Suburban Group, Inc., a company that provides full staffing services, employee retention and development, pay rolling services and vendor management services, located in Westborough, Massachusetts since 1968. She purchased the company in 1994 and has grown in size and services to include consulting services, Human Resources and Management training, automated data management and conversions. Nancy has served on the Board of Directors of the Corridor Nine Chamber of Commerce since 1995, served on the Chamber's executive committee since 1997 and as president from 2001-2003.

      David E. Carlstrom is formerly the President of Carlstrom Pressed Metal Co., Inc., a contract manufacturer of metal stampings located in Westborough for the past 55 years, and now serves as a consultant to the family owned company. Mr. Carlstrom also served in the United States Air Force and retired as a Lieutenant Colonel. He served as the President of the Westborough Rotary Club and is the former Vice Chairman of the CMEA, The Employers Association.

      John L. Casagrande has served as the senior vice president and chief financial officer of Westborough Bank since 1993 and of Westborough Financial Services since its inception in 2000. He joined Westborough Bank after having been employed as a senior bank officer and certified public accountant for over 15 years at various times by several financial institutions (including mutual and stock institutions) and the accounting firm of Peat Marwick. Mr. Casagrande has been serving as clerk of Westborough Financial Services since 2001. Mr. Casagrande had served as a director of the Massachusetts Bank Insurance Association, a division of the Massachusetts Bankers Association.

      Benjamin H. Colonero, Jr. has served as chief financial officer and executive director in the healthcare industry for over 20 years. Mr. Colonero is currently the executive director of the

Westborough campus of the Salmons Family of Services, which serves the health and social needs of over 430 seniors.

      Robert A. Klugman, M.D., F.A.C.P. has practiced general medicine in Westborough, Massachusetts for over 25 years. Dr. Klugman is currently the Chief Quality Officer of Medicine at the University of Massachusetts Medical School as well as Medical Director of Managed Care for UMASS/Memorial.

      Jeffrey B. Leland has practiced estate administration, elder law and real estate law and other general practices of law at Leland Law Associates, P.C. for 14 years. At the same time, he has also served as an insurance broker selling property and casualty insurance through Leland Insurance Agency, Inc. Both Leland Law Associates, P.C. and Leland Insurance Agency, Inc. are located in Northborough, Massachusetts. Mr. Leland is an officer and director of both of the corporations.

      Joseph F. MacDonough has served as President and Chief Executive Officer of Westborough Bank since 1994 and of Westborough Financial Services since its inception in 2000. He joined Westborough Bank in 1981 and served as Vice President and Treasurer until his appointment as President. Mr. MacDonough serves on the Board of Directors of the Massachusetts Bankers Association.

      Paul F. McGrath is a certified public accountant and has served as President of Mottle McGrath Braney & Flynn, P.C. for over fifteen years. Mottle McGrath is a certified public accounting firm, located in Worcester, Massachusetts, that provides accounting, tax and business advisory services throughout central New England.

      Charlotte C. Spinney is a retired social studies teacher. Ms. Spinney taught at Westborough High School for 41 years and, during that time, she created the curriculum for the community service component of the school's Sociology course.

      Phyllis A. Stone served as Vice President and Treasurer of Comey Oil Co., Inc., located in Westborough, Massachusetts, for 13 years prior to her retirement in 2001. Ms. Stone served in various other capacities within Comey Oil for over 30 years. Ms. Stone is currently President of Schenker Properties, Inc., a real estate holding company based in Westborough, Massachusetts. She is past Treasurer of the Regatta Point Community Sailing Inc. of Worcester, Massachusetts.

      James E. Tashjian, the Chairman of the Westborough Board of Directors, is an attorney engaged in the general practice of law and is associated with the firm of Tashjian, Simsarian & Wickstrom, LLP located in Worcester, Massachusetts. He has engaged in the general practice of law for over 40 years.

Executive Officers Who Are Not Directors

      Biographical information and the business experience of each non-director executive officer of Westborough Financial and Westborough Bank are set forth below.

      Michael D. Allard, age 44, is Senior Vice President of Marketing and Retail Sales of Westborough Bank, a position he has held since 2001. Prior to joining Westborough Bank in 2001, he served as Senior Vice President of Sales, Marketing and Branch Administration at Ipswich Bank, a position he held from 2000 to 2001. Prior to that, from 1996 to 2000, he served as Vice President and Regional Sales and Marketing Coordinator of US Trust Bank. Mr. Allard has over 17 years retail banking experience.

      Vickie A. Bouvier, age 49, currently serves as Senior Vice President and Senior Operations Officer of Westborough Bank. She has worked for Westborough Bank in various capacities since 1976. In 2001, she was named Senior Vice President and Senior Operations Officer. Prior to that, she served as Vice President and Senior Operations Officer.

      Margaret I. Duquette, age 54, has worked for Westborough Bank as its Vice President - Director of Human Resources since 1997. Prior to 1997, she held the position of Director of Human Resources at Bay State Savings Bank in Worcester, Massachusetts where she worked for 19 years.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Westborough Financial's directors and executive officers, and persons who own more than 10% of Westborough Financial's common stock, to report to the Securities and Exchange Commission their initial ownership of Westborough Financial's common stock, on Form 3, and any subsequent changes in that ownership, on Form 4. Reports on Form 3 must be filed within 10 days of becoming a beneficial owner, director or officer. Reports on Form 4 must be filed before the end of the second business day following the day on which the transaction effecting a change in ownership occurred. Westborough Financial is required to disclose in this annual report any late filings or failures to file.

      To Westborough Financial's knowledge, based solely on its review of the copies of such reports furnished to Westborough Financial and written representations that no other reports were required during the fiscal year ended September 30, 2006, all Section 16(a) filing requirements applicable to Westborough Financial's executive officers and directors during fiscal year 2006 were met, with the exception of the following: a Form 4 filing for Vickie A. Bouvier reflecting shares of common stock disposed of on December 8, 2005 was filed late on January 9, 2006 and Form 4s for James N. Ball, Nancy M. Carlson and Benjamin H. Colonero, Jr. reflecting stock option awards granted on April 24, 2006 were filed late on May 3, 2006.

Code of Ethics

      Westborough Financial's Board of Directors has adopted a Code of Ethics and Conflicts of Interest Policy that applies to each of our directors, officers and employees. The Code of Ethics sets forth our policies and expectations on a number of topics, including:

      o     acceptance of gifts;

      o financial responsibility regarding both personal and business affairs, including loans or other transactions with Westborough Bank;

      o personal conduct, including ethical behavior and outside employment and other activities;

      o affiliated transactions, including separate identities and usurpation of corporate opportunities;

      o preservation and accuracy of Westborough Financial's and Westborough Bank's records;

      o     compliance with laws, including insider trading compliance;

      o preservation of confidential information relating to our business and that of our clients;

      o     conflicts of interest;

      o the safeguarding and proper use of our assets and institutional property;

      o     code administration and enforcement;

      o     reporting, investigating and resolving of all code violations; and

      o code-related training, certification of compliance and maintenance of code-related records.

      The Audit Committee will review the Code of Ethics on a regular basis, and propose or adopt additions or amendments to the Code of Ethics as appropriate. The Code of Ethics is posted on our website, www.westboroughbank.com. A copy of the Code of Ethics may also be obtained free of charge by sending a written request to:

      John L. Casagrande, Clerk
      Westborough Financial Services, Inc.
      100 East Main Street
      Westborough, Massachusetts 01581

Code of Ethics for Senior Financial Officers

      Westborough Financial's Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to each of our senior financial officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics for Senior Financial Officers sets forth our policies and expectations on a number of topics, including:

      o     personal conduct, including ethical behavior and personal integrity;

      o     conflicts of interest;

      o     compliance with laws, rules and regulations;

      o     preservation of confidential information;

      o     proper use of corporate assets and opportunities; and

      o     compliance and compliance monitoring.

      The Audit Committee will review the Code of Ethics for Senior Financial Officers on a regular basis, and propose or adopt additions or amendments to the Code of Ethics for Senior Financial Officers as appropriate. The Code of Ethics for Senior Financial Officers is posted on our website, www.westboroughbank.com. A copy of the Code of Ethics for Senior Financial Officers may also be obtained free of charge by sending a written request to:

      John L. Casagrande, Clerk
      Westborough Financial Services, Inc.
      100 East Main Street
      Westborough, Massachusetts 01581

Audit Committee

      Westborough Financial's Board of Directors has established an Audit Committee. The Audit Committee reviews the annual audit prepared by the independent accountants and recommends the appointment of accountants. The Board of Directors of Westborough Financial has adopted a written charter for the Audit Committee, which was attached to the Westborough Financial proxy statement for the 2005 Annual Meeting.

      Directors Bilzerian, Colonero, and McGrath currently serve as members of the committee. Mr. McGrath is the Chairman of the Committee. Mr. McGrath has been determined by the Board of Directors to meet the definition of an "audit committee financial expert" as such term is defined in Section 407(d)(5) of Regulation S-B as promulgated by the Securities and Exchange Commission. In addition, all members of the Audit Committee are independent directors as defined under The Nasdaq Stock Market listing standards.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth compensation paid during the fiscal year ended September 30, 2006 to the Chief Executive Officer of Westborough Financial and Westborough Bank and to the other most highly compensated executive officers of Westborough Financial and Westborough Bank whose salary and bonus for 2006 was in excess of $100,000.

                                                  Summary Compensation Table
                                                                                          Long Term Compensation
                                                                             ------------------------------------------------
                                             Annual Compensation                     Awards                   Payouts
                                    -------------------------------------    ---------------------    -----------------------
                                                                Other        Restricted
                                                                Annual         Stock                   LTIP        All Other
    Name and Principal                             Bonus     Compensation      Awards      Options    Payouts    Compensation
        Positions           Year    Salary($)        ($)        ($)(1)           ($)          (#)       ($)         ($)(2)
-------------------------   ----    ---------     -------    ------------    ----------    -------    -------    ------------
Joseph F. MacDonough...     2006     $200,000     $     0                                                           $22,893
  President and Chief       2005     $220,509     $ 6,130          -              -           -          -          $20,731
  Executive Officer         2004     $216,827          -           -              -           -          -          $23,682

John L. Casagrande.....     2006     $120,800     $ 2,400                                                           $12,593
  Senior Vice President,    2005     $119,877     $13,393          -              -           -          -          $10,788
  Chief Financial Officer   2004     $120,600           -          -              -           -          -          $14,404
  Treasurer and Clerk

------------------
(1)   Westborough Bank provides Mr. MacDonough with certain non-cash benefits and perquisites, such as the use of an automobile, club membership dues and certain other personal benefits, the aggregate value of which did not exceed the lesser of $50,000 or 10% of the total annual salary and annual bonus reported for him in the Summary Compensation Table.
(2)   Includes the dollar value of the benefit of the following components: (1) premiums paid by Westborough Bank under their split dollar life and group term life insurance arrangements during 2006: Mr. MacDonough, $9,951 and Mr. Casagrande,
      $4,435; (2) contributions on behalf of Westborough Bank's 401(k) plan during 2006: Mr. MacDonough, $4,923 and Mr.
      Casagrande, $3,362; (3) allocations of common stock under the ESOP during 2006: Mr. MacDonough, $6,894 and Mr.
      Casagrande, $4,796; and (4) accruals under the benefit restoration plan for Mr. MacDonough during 2006 were $1,525.

      Employment Agreements. Westborough Financial has entered into separate employment agreements with Messrs. MacDonough and Casagrande to secure their services as President and Chief Executive Officer, and as Senior Vice President, Chief Financial Officer, Treasurer, and Clerk, respectively. The employment agreements provide for an initial term of three years in the case of Mr. MacDonough, and two years in the case of Mr. Casagrande. Commencing on the first anniversary of the effective date of each agreement, and continuing on each anniversary date thereafter, the employment agreements may be extended, after review by the Compensation Committee of the Board of the executive's performance, for an additional one-year period, so that the remaining term will be three years in the case of Mr. MacDonough, and two years in the case of Mr. Casagrande.

      The employment agreements provide for each executive's base salary to be reviewed annually by the Board. Each executive's base salary may be adjusted based on his job performance and the overall performance of Westborough Financial and Westborough Bank. In addition to base salary, each employment agreement provides for participation in stock, retirement and welfare benefit plans, and eligibility for fringe benefits applicable to executive personnel. Mr. MacDonough's agreement provides for the reimbursement of his ordinary and necessary business expenses, which specifically include travel and entertainment expenses, expenses related to the use of an automobile, and fees for membership in clubs and organizations that he and Westborough Financial agree are for business purposes. Mr. Casagrande's agreement provides for the reimbursement of his ordinary and necessary business expenses, which specifically include certain travel and entertainment expenses.

      Westborough Financial may terminate each executive's employment at any time with or without cause, and each executive may resign at any time provided he provides 30 days' prior written notice and fully cooperates in the transition of his duties. In the event an executive's employment is terminated without cause during the term of the employment agreement, the executive will be entitled to severance benefits. These severance benefits include a lump sum payment equal to the present value of the base salary and bonus payments that would have been made to the executive for the remaining term of his employment agreement, assuming the executive would have been awarded a bonus for each year remaining in the agreement term equal to the highest annual bonus paid to him in the preceding three-year period and paid his base salary during the remaining agreement term at the annual rate in effect as of the termination. In addition, the executive would be entitled to continue his participation in the group life, health, dental, accidental death and long-term disability plans sponsored by Westborough Bank for the remaining term of his employment agreement. The same severance benefits would be payable if the executive resigns during the term of the employment agreement following: (1) failure of the Board to reappoint the executive to the position provided for in his employment agreement; (2) failure of Westborough Financial to vest in the executive the duties set forth in the agreement; and (3) Westborough Financial's material breach of the agreement. The employment agreements also provide certain uninsured benefits in the event the executive's employment terminates because of death or disability.

      Under his employment agreement, Mr. MacDonough agrees that for the three-year period following his termination of employment, he will not take a position with any competitor that would require him to work within a 50 mile radius of the headquarters of Westborough Financial or Westborough Bank. Mr. Casagrande agrees under his employment agreement that for a period of two years following his termination of employment he will not take a position with any competitor that would require him to work within a 30 mile radius of the headquarters of Westborough Financial or Westborough Bank.

      Change in Control Provisions. The employment agreements described above provide that, in the event Mr. MacDonough or Mr. Casagrande resigns for any reason or is terminated without cause following a change in control of Westborough Financial or Westborough Bank, he will be entitled to certain severance benefits. These severance benefits include a lump sum payment equal to the present value of the base salary and bonus payments that would have been made to the executive for the remaining term of his employment agreement, assuming the executive would have been awarded a bonus for each year remaining in the agreement term equal to the highest annual bonus paid to him in the preceding three-year period and paid his base salary during the remaining agreement term at the annual rate in effect as of the termination. However, in no event will the amount of this lump sum payment be less than 2.99 multiplied by the executive's average annual compensation for the preceding five years. In addition, the executive will be entitled to continue his participation in the group life, health, dental, accidental death and long-term disability plans sponsored by Westborough Bank for the remaining term of his employment agreement. A second-step conversion will not trigger additional benefits or accelerate benefits under the employment agreements or under any other arrangement.

      If Westborough Financial or Westborough Bank experiences a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of their assets as contemplated by section 280G of the Internal Revenue Code of 1988, as amended (the "Code"), a portion of any severance payments under the employment agreements might constitute an "excess parachute payment" under current federal tax laws. Any excess parachute payment would be subject to a 20% federal excise tax payable by the executive. Neither Westborough Bank nor Westborough Financial could claim a federal income tax deduction for an excess parachute payment. The employment agreements require Westborough Financial to indemnify each executive against the financial effects of the excise tax.

Directors' Compensation

      Meeting Fees. Currently, each non-employee director of Westborough Bank receives the following fees:

      o     $275 per Board of Directors meeting attended; and

      o $275 per committee meeting attended, with the Chairman of each committee receiving a fee of $350.

      In addition, Directors Carlson, Carlstrom, Klugman, McGrath and Tashjian receive an annual retainer of $7,500 as members of the Executive Committee. Directors Bilzerian and Colonero receive an annual retainer of $5,000 as members of the Audit Committee. The remaining directors, Directors Ball (J.), Ball (N.), Leland, Spinney and Stone receive an annual retainer of $3,500.

      Total directors' meeting and committee fees for fiscal year 2006 were $193,825. We do not compensate our employee-directors for service as directors. Directors are also entitled to the protection of certain indemnification provisions in our Articles of Organization.

      Deferred Income Agreements. Westborough Bank has entered into deferred income agreements with Messrs. Carlstrom and Tashjian. Under these agreements, Messrs. Carlstrom and Tashjian (or his beneficiary in the event of his death) are entitled to payments for ten years following the attainment of age 65 equal to $14,567 and $21,500, respectively, per year payable in monthly installments. These agreements also provide for payments upon the death of the director as if the director had attained age 65. Pursuant to his agreement, Mr. Carlstrom was paid an aggregate of $14,567 and Mr. Tashjian was paid an aggregate of $7,167 in the last fiscal year.

      Supplemental Compensation Agreements. Westborough Bank has entered into supplemental compensation agreements with Directors Ball (N.), Bilzerian, Carlstrom, Klugman McGrath, Spinney,

Stone and Tashjian which provide for benefits when they each retire from service after age 75. Westborough Bank will also enter into similar supplemental compensation agreements with Directors Ball (J.), Carlson and Colonero, effective in April 2006. Under these agreements, each director retiring after age 75 (or his or her beneficiary in the event of death) is entitled to an annual benefit equal to eighty percent (80%) of the average annual fees paid as calculated from the average of the highest three (3) years paid to the director by Westborough Bank payable in monthly installments for a period of ten (10) years. These agreements also provide for payments upon the death or disability of the director as if the director had retired after age 75 or upon the change of control of Westborough Bank (as defined in the agreements).

Benefit Plans

      Pension Plans. Westborough Bank maintains a tax-qualified pension plan that covers substantially all employees who have attained age 21 and have at least one year of service. The following table shows the estimated aggregate benefits payable under the pension plan upon retirement at age 65 with various years of service and average compensation combinations.

                                       Years of Service
   Average      --------------------------------------------------------------
Compensation       10         15         20         25         30         35
------------    -------    -------    -------    -------    -------    -------
 $ 20,000       $ 2,500    $ 3,750    $ 5,000    $ 6,250    $ 6,250    $ 6,250
 $ 40,000       $ 5,000    $ 7,500    $10,000    $12,500    $12,500    $12,500
 $ 50,000       $ 6,250    $ 9,375    $12,500    $15,625    $15,625    $15,625
 $ 75,000       $10,800    $16,200    $21,600    $27,000    $27,000    $27,000
 $100,000       $15,425    $23,137    $30,850    $38,562    $38,562    $38,562
 $120,000       $19,125    $28,687    $38,250    $47,812    $47,812    $47,812
 $125,000       $20,050    $30,075    $40,100    $50,125    $50,125    $50,125
 $140,000       $22,825    $34,237    $45,650    $57,062    $57,062    $57,062
 $150,000       $24,675    $37,012    $49,350    $61,687    $61,687    $61,687
 $160,000       $26,525    $39,787    $53,050    $66,312    $66,312    $66,312
 $175,000       $29,300    $43,950    $58,600    $73,250    $73,250    $73,250
 $200,000       $33,925    $50,887    $67,850    $84,812    $84,812    $84,812
 $300,000       $37,625    $56,437    $75,250    $94,062    $94,062    $94,062
 $400,000       $37,625    $56,437    $75,250    $94,062    $94,062    $94,062

      The benefits shown in the preceding table are annual benefits payable in the form of a single life annuity and are not subject to any deduction for Social Security benefits or other offset amounts. At September 30, 2006, Mr. MacDonough's and Mr. Casagrande's average compensation and estimated years of service were $205,000 and 28.75 years of service and $145,509 and 12.75 years of service, respectively.

      Supplemental Executive Retirement Agreements. Mr. MacDonough, Mr. Casagrande and one other executive officer are entitled to supplemental retirement benefits under a Supplemental Executive Retirement Agreement each has entered into with Westborough Bank. Under each agreement, each executive is entitled to an annual retirement benefit equal to 37%, 35% and 20%, respectively, of the executive's final average compensation for life with fifteen years certain (payable either in the annuity form or a lump sum as elected by each executive). Under the agreements, each executive's final average compensation is the average annual compensation for the final three calendar years of the executive's service to Westborough Bank. These agreements provide for full payments at age 65 with a discount applied for retirement prior to age
65. These agreements also provide for payments upon the death or disability of the executive that are equal in amount to the payments that would have been payable to the executive upon retirement at age 65. The agreements also provide benefits to be paid in a lump sum upon the change of control of Westborough Bank and Westborough Financial as if the executive had attained age 65 with a five percent imputed increase in compensation each year until age 65 would have been attained.

      Employee Stock Ownership Plan. This plan is a tax-qualified plan that covers substantially all employees of Westborough Bank and Westborough Financial who have at least one year of service and have attained age 21.

      The ESOP purchased 44,200 shares of common stock issued by Westborough Financial in its mutual holding company reorganization with borrowed funds. This loan is for a term of 15 years and calls for level annual payments of principal and interest. The plan has pledged the shares as collateral for the loan and holds them in a suspense account.

      The plan will release a portion of the pledged shares annually, allocating the shares released each year among the accounts of participants in proportion to their salary for the year. For example, if a participant's base salary for a year represents 1% of the total base salaries of all participants for the year, the plan would allocate to that participant 1% of the shares released for the year. Participants direct the voting of shares allocated to their accounts. Shares in the suspense account will usually be voted in a way that mirrors the votes which participants cast for shares in their individual accounts.

      This plan may purchase additional shares in the future, and may do so using borrowed funds, cash dividends, periodic employer contributions or other cash flow.

      Upon the consummation of the merger, all participants in this plan will become fully vested in their accounts, the outstanding loan balance on the plan loan will be repaid and any surplus assets will then be allocated to the accounts of plan participants.

      Benefit Restoration Plan. Westborough Financial has also adopted a benefit restoration plan for Mr. MacDonough. This plan is designed to provide Mr. MacDonough with the benefits that would otherwise be earned by him as a participant in the 401(k) Plan and the ESOP if such benefits were not limited by certain provisions of the Code. The benefit restoration plan provides for a benefit equal in value to the allocations under the ESOP and the 401(k) Plan that would have been made on Mr. MacDonough's behalf but for these IRS limits, including employer matching contributions that would have been made under the 401(k) Plan if Mr. MacDonough had elected to make pre-tax contributions to the 401(k) Plan up to the maximum percentage of salary permitted under the terms of the plan and the annual IRS limit on pre-tax contributions did not apply.

      Under the benefit restoration plan, a bookkeeping account has been established for Mr. MacDonough that will be credited with a number of "stock units" equal to the number of shares that could not be allocated on his behalf under the ESOP each year because of the IRS limits. The value of this supplemental ESOP bookkeeping account at any time is equal to the number of stock units credited to the account multiplied by the current fair market value per share. A bookkeeping account also has been established for Mr. MacDonough which will be credited each year with an amount equal to the employer matching contributions that could not be allocated to his account under the 401(k) Plan because of the IRS limits. Each year, this supplemental employer matching contribution bookkeeping account will be credited with hypothetical investment earnings as if the amount credited to the account were invested in certain investment funds selected by the Compensation Committee.

      Unless a different time or form of distribution is elected by Mr. MacDonough within the 30-day period following the effective date of the plan, the value of his supplemental employee stock ownership plan and employer matching contribution bookkeeping accounts will be paid to him in one lump sum cash payment as soon as possible following the end of the calendar year in which his employment terminates. The benefit restoration plan is an unfunded plan, and benefits payable thereunder will be paid from the general assets of Westborough Financial.

      Officers' Deferred Compensation Plan. Westborough Financial also maintains the Officers' Deferred Compensation Plan of Westborough Financial Services, Inc., a non-qualified plan, in order to offer eligible executives the opportunity to defer the receipt of a portion of their income in a manner that defers the taxation of such income.

      2001 Stock Option Plan. The Westborough Financial Services, Inc. 2001 Stock Option Plan (the "Stock Option Plan") was adopted by our Board of Directors and approved by our shareholders at an annual meeting held on January 25, 2001. Article IX of the Stock Option Plan, which allows for acceleration of vesting upon retirement of the option holder or a change in control of Westborough Financial, terms that are defined in the plan, was approved by our shareholders at our 2002 Annual Meeting. No additional options were granted to the named executive officers during the 2006 fiscal year.

      The purpose of the Stock Option Plan is to encourage the retention of key employees and directors by facilitating their purchase of a stock interest in Westborough Financial. The Stock Option Plan is not subject to ERISA and is not a tax-qualified plan. Westborough Financial has reserved an aggregate of 55,348 shares of common stock for issuance upon the exercise of stock options granted under the plan.

      Awards typically vest and become distributable at the rate of 20% per year, over a five year period, subject to automatic full vesting on the date of the Award holder's death, disability, retirement or upon a change in control of Westborough Financial.

      Westborough Financial may amend or terminate the Stock Option Plan, in whole or in part, at any time, subject to the requirements of all applicable laws.

      The following table provides the value for "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the closing price per share of the common stock on September 29, 2006, the last trading day of the 2006 fiscal year for Westborough Financial, which was $27.25 per share.

                                     2006 Fiscal Year-End Option/SAR Values
---------------------------------------------------------------------------------------------------------------
                                                        Number of Securities           Value of Unexercised
                                                       Underlying Unexercised              In-the-Money
                          Shares          Value        Options/SARs at Fiscal         Options/SARs at Fiscal
                          Acquired       Realized             Year-End                       Year-End
                        on Exercise    on Exercise               (#)                            ($)
        Name                (#)            ($)        Exercisable/Unexercisable    Exercisable/Unexercisable(1)
--------------------    -----------    -----------    -------------------------    ----------------------------
Joseph F. MacDonough         -             -                   9,600/0                      $162,605/0

John L. Casagrande           -             -                   2,700/0                      $45,733/0

------------------
(1)   The closing price per share of common stock on September 29, 2006, the last trading day of the 2006 fiscal year, was $27.25, and all options have an exercise price of $10.312 per share, which equals a spread of
      $16.938 per share.

      2001 Recognition and Retention Plan. The Westborough Financial Services, Inc. 2001 Recognition and Retention Plan (the "RRP") was adopted by our Board of Directors and approved by our shareholders at an annual meeting held on January 25, 2001. Article X of the RRP, which allows for acceleration of vesting upon retirement or change in control of Westborough Financial, terms which are defined in the plan, was approved by our shareholders at our 2002 Annual Meeting.

      Similar to the Stock Option Plan, the RRP functions as a long-term incentive compensation program for eligible officers, employees and directors of Westborough Financial and Westborough Bank. The RRP is not subject to ERISA and is not a tax-qualified plan. Westborough Financial pays all costs and expenses of administering the RRP.

      The maximum number of restricted stock awards ("Awards") that may be granted under the RRP is 22,139 shares of common stock. Shares of common stock subject to an Award are held in a trust until the Award vests at which time the shares of common stock attributable to the portion of the Award that have vested are distributed to the Award holder. An Award recipient is entitled to exercise voting rights and receive cash dividends with respect to the shares of common stock subject to his Award, whether or not the underlying shares have vested.

      Awards typically vest and become distributable at the rate of 20% per year, over a five year period, subject to automatic full vesting on the date of the Award holder's death, disability, retirement or upon a change in control of Westborough Financial.

Westborough Financial may amend or terminate the RRP, in whole or in part, at any time, subject to the requirements of all applicable laws.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders of Westborough Financial

         The following table contains common stock ownership information for persons known to Westborough Financial to "beneficially own" 5% or more of Westborough Financial's common stock as of December 26, 2006. In general, beneficial ownership includes those shares that a person has the power to vote, sell or otherwise dispose. Beneficial ownership also includes the number of shares that an individual has the right to acquire within 60 days (such as stock options) after December 26, 2006. Two or more persons may be considered the beneficial owner of the same shares. We obtained the information provided in the following table from filings with the Securities and Exchange Commission and with Westborough Financial. In this annual report, "voting power" is the power to vote or direct the voting of shares, and "investment power" includes the power to dispose or direct the disposition of shares.

                  Name and Address of           Amount and Nature of
Title of Class      Beneficial Owner            Beneficial Ownership(1)  Percent
---------------   -------------------           -----------------------  -------
Common Stock      Westborough Bancorp, MHC             1,027,893          63.89%
$0.01 par value   100 East Main Street
                  Westborough, Massachusetts 01581

------------------
(1)   As reported by Westborough Bancorp, MHC in a Schedule 13D dated
      February 15, 2000, which reported sole voting and dispositive power with respect to 1,027,893 shares.

Security Ownership of Management.

      The following table shows the number of shares of Westborough Financial's common stock beneficially owned by each director, the named executive officers identified in the Summary Compensation Table included elsewhere in this annual report, and all directors and executive officers of Westborough Financial as a group, as of December 26, 2006. The percent of common stock outstanding was based on a total of 1,608,774 shares of Westborough Financial's common stock outstanding on that date, plus shares of common stock that such person or group has the right to acquire within 60 days after that date by the exercise of stock options. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock listed next to their name.

                                     Position with                                          Percent of
                               Westborough Financial and        Amount and Nature of       Common Stock
            Name                    Westborough Bank            Beneficial Ownership(1)    Outstanding
---------------------------    -------------------------        -----------------------    ------------

James N. Ball                  Director                                 1,150(2)                 *
Nelson P. Ball                 Director                                 1,450(3)                 *
Edward S. Bilzerian            Director                                 4,450(4)                 *
Nancy M. Carlson               Director                                   650                    *
David E. Carlstrom             Director                                 3,950(5)                 *
John L. Casagrande             Senior Vice President, Chief             5,279(6)                 *
                               Financial Officer, Treasurer,
                               Clerk and Director


Benjamin H. Colonero, Jr.      Director                                   490                    *
Robert A. Klugman              Director                                 3,450(7)                 *
Jeffrey B. Leland              Director                                   600                    *

Joseph F. MacDonough           President, Chief Executive              22,238(8)                1.4%
                               Officer and Director
Paul F. McGrath                Director                                 5,850(9)                 *
Charlotte C. Spinney           Director                                 2,950(10)                *
Phyllis A. Stone               Director                                 2,500(11)                *
James E. Tashjian              Director                                 4,450(12)                *
All directors and executive
officers as a group
([17] persons)(13)                                                     96,644                  6.01%

------------------
*     Less than one percent of the total outstanding shares of common stock.
(1)   Includes stock options that may be acquired by executive officers and directors of Westborough
      Financial under the Westborough Financial Services Inc. 2001 Stock Option Plan within 60 days after December 26, 2006. These amounts also include unvested restricted stock awards under the
      Westborough Financial Services, Inc. 2001 Recognition and Retention Plan. Under the plan, each of
      Mr. James Ball, Ms. Carlson and Mr. Colonero holds unvested restricted stock awards of 450 shares of common stock. Each holder of an unvested restricted stock award has sole voting power but no investment power, except in limited circumstances, over the common stock covered by the award.
(2)   Includes 700 shares held jointly with Mr. Ball's spouse.
(3)   Includes options to purchase 1,000 shares that are currently vested. Excludes 3,500 shares held by his spouse for which Mr. Ball disclaims beneficial ownership.
(4)   Includes options to purchase 1,000 shares that are currently vested.
(5)   Includes options to purchase 600 shares that are currently vested.
(6)   Includes 705 shares held in Westborough Bank's 401(k) plan.
(7)   Includes options to purchase 1,000 shares that are currently vested.
(8)   Includes: 1,741 shares held in Mr. MacDonough's individual retirement account; 314 shares held in his spouse's individual retirement account; 1,679 shares held in Westborough Bank's 401(k) plan and 3,500 shares held jointly with his spouse.
(9)   Includes 5,000 shares held in Mr. McGrath's individual retirement account and options to purchase
      400 shares that are currently vested.
(10)  Includes: 1,500 shares held in Ms. Spinney's individual retirement account; 90 shares held as custodian for a minor child under the Uniform Transfer to Minors Act; and options to purchase 900 shares that are currently vested.
(11)  Includes: 75 shares held by Ms. Stone as custodian under the Uniform Transfers to Minors Act; and
      900 shares held jointly with her spouse.
(12)  Includes 3,000 shares held jointly with his spouse and options to purchase 1,000 shares that are currently vested.
(13)  The Westborough Financial Services, Inc. Employee Stock Ownership Plan ("ESOP") is administered by the ESOP committee of Westborough Financial (the "ESOP Committee"). The ESOP's assets are held in a trust (the "ESOP Trust"), for which First Bankers Trust serves as trustee (the "ESOP Trustee").
      The ESOP Trust purchased these shares with funds borrowed from Westborough Financial, and initially placed these shares in a suspense account for future allocation to be allocated to employees participating in the ESOP over a period of years as its acquisition debt is retired. The
      ESOP Trustee is the beneficial owner of the shares held in the ESOP Trust. The terms of the ESOP
      Trust Agreement provide that, subject to the ESOP Trustee's fiduciary responsibilities under the
      Employee Retirement Income Security Act of 1974, as


      amended, the ESOP Trustee will vote, tender or exchange shares of common stock held in the ESOP
      Trust in accordance with instructions received from the participants. As of December 26, 2006,
      17,682 shares held by the ESOP Trust have been released and are allocated to participant accounts.
      The ESOP Trustee will vote allocated shares as to which no instructions are received and any shares that have not been allocated to participants' accounts in the same proportion as allocated shares with respect to which the ESOP trustee receives instructions are voted. In the event of a tender or exchange offer, the ESOP Trustee will tender or exchange any shares in the suspense account or that otherwise have not been allocated to participants' accounts in the same proportion as allocated shares with respect to which the ESOP Trustee receives instructions are tendered or exchanged, but otherwise has no disposition power. This amount also includes shares held in trust pursuant to the ESOP that have been allocated to individual accounts as follows: 1,074 shares to
      Mr. Casagrande and 1,604 shares to Mr. MacDonough. The amount of shares for all directors and executive officers as a group also includes 26,518 shares held by the ESOP Trust that have not been allocated to eligible employees as of December 26, 2007, over which the ESOP Committee
      (consisting of Ms. Carlson and Messrs. Carlstrom and Klugman) may be deemed to have sole investment power, except in limited circumstances, thereby causing each committee member to be a beneficial owner of such shares. Each of the members of the ESOP Committee disclaims beneficial ownership of such shares and accordingly, such shares are not attributed to the members of the
      ESOP Committee individually.

Equity Compensation Plans

      The following table sets forth the aggregate information of the Company's equity compensation plans in effect as of September 30, 2006.

                           ---------------------------------------------------------------------------------
                                                                                  Number of securities
                           Number of securities                                  remaining available for
                               to be issued           Weighted-average            future issuance under
                             upon exercise of        exercise price of          equity compensation plans
                           outstanding options,     outstanding options,     (excluding securities reflected
Plan category              warrants and rights      warrants and rights        in column (a)) see note(1)
-------------              ---------------------------------------------------------------------------------
                                   (a)                      (b)                            (c)
Equity compensation
 plans approved
 by security holders              30,290                   $10.66                         13,237

Equity compensation
 plans not approved by
 security holders                  None                     None                           None
                                  ------                   ------                         ------

    Total                         30,290                   $10.66                         13,237
                                  ======                   ======                         ======

------------------
(1)   This amount represents 10,458 and 2,779 shares remaining to be issued from the 2001 Stock Option Plan and the 2001 Recognition and Retention Plan, respectively.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Transactions with Certain Related Persons

      In the normal course of business, Westborough Bank makes loans to its Directors, Officers and employees. These loans bear interest and have the same underwriting terms that apply to any non-affiliated borrower. The outstanding principal balance of such loans to Directors and Officers totaled $3.3 million or 11.6% of Westborough Financial's total equity at September 30, 2006.

      Westborough Financial retains the law firm of Tashjian, Simsarian & Wickstrom. Mr. James E. Tashjian, a director of Westborough Financial and Westborough Bank, and a trustee of Westborough MHC, has been a partner of Tashjian, Simsarian & Wickstrom since 1995. The legal fees received by the law firm for professional services rendered to Westborough Bank during the year ended September 30, 2006 did not exceed 5% of the firm's gross revenues.

      Westborough Financial retains Suburban Staffing, Inc., to provide temporary staffing as needed. Nancy M. Carlson, a director of Westborough Financial and Westborough Bank, is the owner and president of Suburban Staffing, Inc., a full-service staffing firm located in Westborough, Massachusetts since 1968, which Ms. Carlson purchased in 1994. The fees received by Suburban Staffing, Inc. for staffing services rendered to Westborough Bank during the year ended September 30, 2006 did not exceed 5% of the firm's gross revenues.

Independent Directors

      Although Westborough Financial's common stock is not traded on The Nasdaq Stock Market, we use the definition of independence of the The Nasdaq Stock Market's rules to determine the independence of our directors. For a director to be "independent" under The Nasdaq Stock Market's rules, the director must not be an officer or employee of Westborough Financial or any of its subsidiaries, and must not have a relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq Stock Market's rules also expressly provide that the following persons cannot be considered independent:

      o a director who is, or during the past three years was, employed by Westborough Financial or by any subsidiary of Westborough Financial;

      o a director who accepts or who has a family member who accepts any payments from Westborough Financial or any subsidiary of Westborough Financial in excess of $60,000 during the current fiscal year or any of the past three fiscal years, other than (1) payments for board service, (2) payments arising solely from investments in Westborough Financial's securities, (3) compensation paid to a family member who is a non-executive employee of Westborough Financial, (4) benefits under a tax-qualified retirement plan, or non-discretionary compensation or (5) loans to directors and executive officers permitted under Section 13(k) of the Securities Exchange Act of 1934;

      o a director who is a family member of an individual who is, or during the past three years was, employed by Westborough Financial or by any subsidiary of Westborough Financial as an executive officer;

      o a director who is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which Westborough Financial made, or from which Westborough Financial received, payments for property or services (other than those arising solely from investments in Westborough Financial's securities or payments under non-discretionary charitable contribution matching schemes) that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more, in the current fiscal year or any of the past three fiscal years;

      o a director of Westborough Financial who is employed, or has a family member who is employed, as an executive officer of another entity where any of the officers of Westborough Financial serve on the compensation committee of such other entity, or if such relationship existed during the past three years; or

      o a director who is, or has a family member who is, a current partner of Westborough Financial's outside auditor, or was a partner or employee of Westborough Financial's outside auditor, and worked on Westborough Financial's audit during the past three years.

      The Board of Directors has determined that all of its current non-management members, a majority of the board, are "independent" directors under The Nasdaq Stock Market's rules.

      Consistent with The Nasdaq Stock Market's rules, independent directors meet in regularly scheduled executive sessions without non-independent directors. The independent directors have selected James E. Tashjian to serve as the presiding director at the executive sessions for the 2007 fiscal year. The presiding director will take a lead role in the Board's self-evaluation process.

     The Nasdaq Stock Market's rules, as well as recently adopted Securities and Exchange Commission rules, impose additional independence requirements for all members of the Audit Committee. Specifically, in addition to the "independence" requirements discussed above, "independent" audit committee members must: (1) not accept, directly or indirectly, any consulting, advisory, or other compensatory fess from Westborough Financial or any subsidiary of Westborough Financial other than in the member's capacity as a member of the Board of Directors and any board committee; (2) not be an affiliated person of Westborough Financial or any subsidiary of Westborough Financial; and (3) not have participated in the preparation of the financial statements of Westborough Financial or any current subsidiary of Westborough Financial at any time during the past three years. In addition, The Nasdaq Stock Market's rules require that all audit committee members be able to read and understand fundamental financial statements, including Westborough Financial's balance sheet, income statement, and cash flow statement. Westborough Financial's Board of Directors believes that the current members of the Audit Committee meet these additional standards.

        Furthermore, the Securities and Exchange Commission requires that Westborough Financial disclose whether the Audit Committee has, and will continue to have, at least one member who is "financial expert." The Board of Directors has determined that Paul F. McGrath meets the Securities and Exchange Commission definition of an audit committee financial expert.

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

10.6 Form of Officers' Deferred Compensation Plan of Westborough Financial Services, Inc.**

10.7        Form of Supplemental Executive Retirement agreement.#

10.8        Benefit Restoration Plan of Westborough Financial Services, Inc.##

10.9        Form of Amendment to Supplemental Executive Retirement Agreement.###

14.1 Code of Ethics of Senior Financial Officers filed as Exhibit 14.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 is incorporated herein by reference.

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

# Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 29, 2005.

## Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 26, 2006.

### Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 22, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

      During the fiscal years ended September 30, 2006 and 2005, Westborough Financial retained Wolf & Company, P.C. to provide audit and other services and incurred fees as follows:

                                             2006            2005
                                             ----            ----
            Audit fees(1)                  $ 99,600        $ 94,650
            Tax fees(2)                      21,800          20,800
            All other fees                       --              --
                Total                      $121,400        $115,450

------------------
(1) Audit fees consisted of work performed in connection with the audit of the consolidated financial statements as well as work generally only the independent auditors can reasonably be expected to provide, such as quarterly reviews and review of the annual form 10-KSB filings.
(2) Tax fees consisted of fees related to the preparation of Westborough Financial's income tax returns and reviews of income tax provisions.

Audit Committee Pre-Approval Policy

      The Audit Committee, or a designated member of the Audit Committee, shall pre-approve all auditing services and permitted non-audit services (including the fees and terms) to be performed for the Company by its independent auditor, subject to the de minimis exceptions for non-audit services that are approved by the Audit Committee prior to completion of the audit, provided that: (1) the aggregate amount of all such services provided constitutes no more than five percent of the total amount of revenues paid by the Company to its auditor during the fiscal year in which the services are provided; (2) such services were not recognized by the Company at the time of the engagement to be non-audit services; and (3) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or by one or more members of the Audit Committee who are members of the Board of Directors to whom authority to grant such approvals has been delegated by the Audit Committee. Of the services set forth in the table above, all were pre-approved by the Audit Committee.

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

Name                              Title                        Date
----                              -----                        ----

/s/ James E. Tashjian             Chairman of the Board of     January 26, 2007
-------------------------------   Directors
James E. Tashjian

/s/ Joseph F. MacDonough          President, Chief Executive   January 26, 2007
-------------------------------   Officer and Director
Joseph F. MacDonough              (Principal Executive and
                                  Operating Officer)

/s/ James N. Ball                 Director                     January 26, 2007
-------------------------------
James N. Ball

/s/ Nelson P. Ball                Director                     January 26, 2007
-------------------------------
Nelson P. Ball

/s/ Edward S. Bilzerian           Director                     January 26, 2007
-------------------------------
Edward S. Bilzerian

/s/ Nancy M. Carlson              Director                     January 26, 2007
-------------------------------
Nancy M. Carlson

/s/ David E. Carlstrom            Director                     January 26, 2007
-------------------------------
David E. Carlstrom

/s/ John L. Casagrande            Senior Vice President,       January 26, 2007
-------------------------------   Treasurer, Clerk and
John L. Casagrande                Director (Principal
                                  Financial and Accounting
                                  Officer)

/s/ Benjamin H. Colonero, Jr.     Director                     January 26, 2007
-------------------------------
Benjamin H. Colonero, Jr.

/s/ Jeffrey B. Leland             Director                     January 26, 2007
-------------------------------
Jeffrey B. Leland

/s/ Paul F. McGrath               Director                     January 26, 2007
-------------------------------
Paul F. McGrath

/s/ Charlotte C. Spinney          Director                     January 26, 2007
-------------------------------
Charlotte C. Spinney

/s/ Phyllis A. Stone              Director                     January 26, 2007
-------------------------------
Phyllis A. Stone