Form 10QSB
period 2006-12-31
WESTBOROUGH FINANCIAL SERVICES INC
filed 2007-02-14
CIK 1087843

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

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

YES    X    NO
     -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES         NO    X
     -----      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                            Outstanding as of February 5, 2007
            -----                            ----------------------------------

Common Stock, par value $0.01                             1,608,974

Transitional Small Business Disclosure Format (check one):
YES         NO    X
     -----      -----

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

      *  changes in legislation or regulation;

      * other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services;

      * the impact of the proposed merger of the Company and the Bank with Assabet Valley Bancorp and Hudson Savings Bank.

      This list of important factors is not exclusive. The Company and the Bank do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

                      WESTBOROUGH FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

INDEX

PART I: FINANCIAL INFORMATION...........................................     1

Item 1. Financial Statements............................................     1

          Consolidated Balance Sheets...................................     1

          Consolidated Statements of Operations.........................     2

          Consolidated Statements of Changes in Stockholders' Equity....     3

          Consolidated Statements of Cash Flows.........................     4

          Notes to Unaudited Consolidated Financial Statements..........     5

Item 2. Management's Discussion and Analysis or Plan of Operation.......     7

Item 3. Controls and Procedures.........................................    15

PART II. OTHER INFORMATION..............................................    16

Item 1. Legal Proceedings...............................................    16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....    16

Item 3. Defaults upon Senior Securities.................................    16

Item 4. Submission of Matters to a Vote of Security Holders.............    16

Item 5. Other Information...............................................    16

Item 6. Exhibits and Reports on Form 8-K................................    16

SIGNATURES..............................................................    17

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

              Westborough Financial Services, Inc. and Subsidiary
                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                    December 31,   September 30,
                                                        2006            2006
                                                    ------------   -------------
                                                             (unaudited)
Assets
  Cash and due from banks                             $  3,358       $  2,431
  Federal funds sold                                     3,322          3,444
  Short-term investments, at fair value                  8,620          2,442
                                                      --------       --------
      Total cash and cash equivalents                   15,300          8,317

  Securities available for sale, at fair value          53,485         62,442
  Federal Home Loan Bank stock, at cost                  3,391          3,376
  Loans, net of allowance for loan losses of
   $810 and $780,  respectively                        211,018        209,744
  Premises and equipment, net                            6,460          6,560
  Accrued interest receivable                            1,117          1,368
  Deferred income taxes                                  1,340          1,268
  Bank-owned life insurance                              6,841          6,555
  Other assets                                           1,573          1,337
                                                      --------       --------
      Total assets                                    $300,525       $300,967
                                                      ========       ========

Liabilities and Stockholders' Equity
  Deposits                                            $208,479       $211,277
  Short-term borrowings                                  6,500              0
  Long-term borrowings                                  53,500         57,500
  Mortgagors' escrow accounts                              408            380
  Accrued expenses and other liabilities                 3,471          3,427
                                                      --------       --------
      Total liabilities                                272,358        272,584
                                                      --------       --------

Commitments and Contingencies

Preferred stock, $.01 par value, 1,000,000 shares
 authorized, none outstanding                                0              0
Common stock, $.01 par value, 5,000,000 shares
  authorized, 1,608,774 and 1,595,774 issued and
  outstanding, respectively                                 16             16
Additional paid-in capital                               5,318          5,063
Retained earnings                                       23,734         24,289
Accumulated other comprehensive loss                      (582)          (659)
Unearned compensation-RRP (4,034 and 4,729 shares)         (83)           (83)
Unearned compensation-ESOP (23,571 and 24,308
 shares, respectively)                                    (236)          (243)
                                                      --------       --------
      Total stockholders' equity                        28,167         28,383
                                                      --------       --------
      Total liabilities and stockholders' equity      $300,525       $300,967
                                                      ========       ========

See accompanying notes to unaudited consolidated financial statements

              Westborough Financial Services, Inc. and Subsidiary
                     Consolidated Statements of Operations
                   (Dollars in thousands, except share data)

                                                           Three-Months Ended
                                                              December 31,
                                                         ----------------------
                                                            2006         2005
                                                         ----------------------
                                                               (unaudited)
Interest and dividend income:
  Interest and fees on loans                             $   2,984    $   2,803
  Interest and dividends on investment securities              663          638
  Interest on federal funds sold                                15           15
  Interest on short-term investments                            47           33
                                                         ---------    ---------
      Total interest and dividend income                     3,709        3,489
                                                         ---------    ---------

Interest expense:
  Interest on deposits                                       1,355          976
  Interest on Federal Home Loan Bank advances                  653          544
                                                         ---------    ---------
      Total interest expense                                 2,008        1,520
                                                         ---------    ---------
Net interest income                                          1,701        1,969
Provision for loan losses                                       30            0
                                                         ---------    ---------
Net interest income, after provision for loan losses         1,671        1,969
                                                         ---------    ---------

Other income:
  Customer service fees                                        165          195
  Gain on sales of securities available for sale, net            1            0
  Miscellaneous                                                112           61
                                                         ---------    ---------
      Total other income                                       278          256
                                                         ---------    ---------

Operating expenses:
  Salaries and employee benefits                             1,412        1,165
  Occupancy and equipment                                      283          270
  Data processing                                              191          190
  Marketing and advertising                                     37           42
  Professional fees                                            302          116
  Other general and administrative                             269          326
                                                         ---------    ---------
      Total operating expenses                               2,494        2,109
                                                         ---------    ---------
Income (loss) before provision (benefit)
 for income taxes                                             (545)         116
Provision (benefit) for income taxes                           (86)          26
                                                         ---------    ---------
Net (loss) income                                        $    (459)   $      90
                                                         =========    =========

Number of weighted average shares outstanding-Basic      1,569,272    1,560,379
Earnings (loss) per share - Basic                           $(0.29)       $0.06
Number of weighted average shares outstanding-Dilutive   1,569,272    1,575,665
Earnings (loss) per share-Dilutive                          $(0.29)       $0.06

See accompanying notes to unaudited consolidated financial statements.

              Westborough Financial Services, Inc. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                             (Dollars in thousands)
                                  (unaudited)

                                                                                Accumulated
                                                         Additional                Other         Unearned       Unearned
                                                 Common   Paid-in    Retained  Comprehensive       RRP       Compensation-
                                                 Stock    Capital    Earnings  Income (Loss)  Compensation-       ESOP       Total
                                                 ------  ----------  --------  -------------  -------------  -------------  -------

Balance at September 30, 2005                      $16     $4,990    $24,714      $  (714)        $(130)         $(273)     $28,603

Comprehensive income:
  Net income                                         -          -         90            -             -              -           90
  Change in net unrealized loss on
   securities available for sale, net of
   reclassification adjustment and tax effects       -          -          -         (111)            -              -         (111)
                                                                                                                            -------
      Total comprehensive loss                                                                                                  (21)
Cash dividends declared ($0.06 per share)            -          -        (96)           -             -              -          (96)
ESOP shares released and committed
 to be released (737 shares)                         -         12          -            -             -              8           20
Amortization of RRP stock (793 shares)               -          -          -            -            20              -           20
Issuance of common stock under stock option
 plan, net of income tax benefits                    -          -          -            -             -              -            -
                                                   ---     ------    -------      -------         -----          -----      -------
Balance at December 31, 2005                       $16     $5,002    $24,708      $  (825)        $(110)         $(265)     $28,526
                                                   ===     ======    =======      =======         =====          =====      =======

Balance at September 30, 2006                      $16     $5,063    $24,289      $  (659)        $ (83)         $(243)     $28,383

Comprehensive income:
  Net (loss) income                                  -          -    $  (459)           -             -              -         (459)
  Change in net unrealized loss on
   securities available for sale, net of
   reclassification adjustment and
   tax effects                                       -          -          -           77             -              -           77
                                                                                                                            -------
      Total comprehensive loss                                                                                                 (382)
                                                                                                                            -------
Cash dividends declared ($0.06 per share)            -          -        (96)           -             -              -          (96)
ESOP shares released and committed
 to be released (737 shares)                         -         16          -            -             -              7           23
Amortization of RRP stock (695 shares)               -          -          -            -             -              -            -
Issuance of common stock under stock option
 plan, net of income tax benefits ($105)             -        239          -            -             -              -          239
                                                   ---     ------    -------      -------         -----          -----      -------
Balance at December 31, 2006                       $16     $5,318    $23,734      $  (582)        $ (83)         $(236)     $28,167
                                                   ===     ======    =======      =======         =====          =====      =======

See accompanying notes to unaudited consolidated financial statements.

              Westborough Financial Services, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                             Three-Months Ended
                                                                December 31,
                                                            --------------------
                                                              2006       2005
                                                            -------    ---------

Cash flows from operating activities:
  Net (loss) income                                         $  (459)   $     90
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Provision for loan losses                                    30           -
    Net amortization of securities                               25          81
    Amortization of net deferred loan costs and premiums
     on purchased loans                                          28           9
    Depreciation expense                                        106         116
    Gain on sales and calls of securities, net                   (1)          -
    Decrease in accrued interest receivable                     251          11
    Deferred income tax benefit                                (114)        (32)
    ESOP shares released and committed to be released            23          20
    Amortization of RRP stock                                     -          20
    Increase in bank-owned life insurance                      (282)        (53)
    Other, net                                                 (192)         (1)
                                                            -------    --------
      Net cash (used) provided by operating activities         (585)        261
                                                            -------    --------

Cash flows from investing activities:
  Activity in available-for-sale securities:
    Sales and calls                                           2,500           -
    Maturities                                                5,610       4,000
    Purchases                                                     -      (7,941)
    Principal payments                                          942       1,384
  Purchase of Federal Home Loan Bank stock                      (15)       (141)
  Loan originations, net                                     (1,332)     (8,573)
  Purchase of banking premises and equipment, net                (6)        (43)
  Premiums paid on bank-owned life insurance                     (4)       (199)
                                                            -------    --------
      Net cash provided (used) by investing activities        7,695     (11,513)
                                                            -------    --------
Cash flows from financing activities:
  Net (decrease) increase in deposits                        (2,798)      4,743
  Net increase in short-term borrowings                       6,500           -
  Proceeds from Federal Home Loan Bank advances                   -       3,500
  Repayment of Federal Home Loan Bank advances               (4,000)          -
  Net increase in mortgagors' escrow accounts                    28          21
  Issuance of common stock under stock option plan,
   net of tax benefits                                          239           -
  Dividends paid                                                (96)        (96)
                                                            -------    --------
      Net cash (used) provided by financing activities         (127)      8,168
                                                            -------    --------

Net change in cash and cash equivalents                       6,983      (3,084)

Cash and cash equivalents at beginning of year                8,317       8,974
                                                            -------    --------
Cash and cash equivalents at end of year                    $15,300    $  5,890
                                                            =======    ========
Supplemental cash flow information:
  Interest paid on deposits                                 $ 1,343    $    972
  Interest paid on FHLB Advances                                631         503
  Income taxes paid                                              10          23

              Westborough Financial Services, Inc. and Subsidiary
              Notes to Unaudited Consolidated Financial Statements

      1)    Basis of Presentation and Consolidation.

      The unaudited consolidated interim financial statements of Westborough Financial Services, Inc. and Subsidiary (the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended September 30, 2006, included in the Annual Report on Form 10-KSB/A of the Company, the holding company for The Westborough Bank (the "Bank").

      The unaudited consolidated interim financial statements herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the consolidated interim financial statements reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements of the Company's 2006 Annual Report to Stockholders.

      2)    Commitments and Contingencies.

      At December 31, 2006, the Bank had residential and commercial loan commitments to borrowers of $5.6 million, commitments for home equity lines of $119 thousand, available home equity lines of credit of $15.1 million, unadvanced funds on commercial lines of credit, overdrafts and participation loans of $3.4 million, unadvanced funds on construction mortgages of $1.9 million and personal overdraft lines of credit of approximately $478 thousand. The Company had no commitments to purchase or sell securities at December 31, 2006.

      3)    Earnings per Share.

      Basic earnings per share represent income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 and reflects additional common shares (common stock equivalents) that would have been outstanding if only dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. For the three-months ended December 31, 2006, 13,100 outstanding stock options shares were anti-dilutive as the Company had recorded a net loss for the period. For the three months ended December 31, 2005, the Company has no potential common shares outstanding that are considered anti-dilutive. If applicable, the Company would exclude from the diluted earnings per share calculation any potential common shares that would increase earnings per share. Potential common shares that may be issued by the Company relate solely to outstanding stock options and grants and are determined using the treasury stock method.

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

      The Company adopted SFAS 123(R) on October 1, 2006 using the modified prospective transition method. Under the modified prospective transition method, the Company uses the fair value based accounting method for all employee awards granted, modified, or settled after September 30, 2006. As of October 1, 2006, compensation cost related to the non-vested portion of awards outstanding as of September 30, 2006 are based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, the Company did not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R). The implementation of SFAS 123(R) was not material.

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

      Prior to October 1, 2006, the Company applied APB Opinion 25 and related Interpretations in accounting for the Stock Option Plan. Accordingly, no compensation cost had been recognized. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                      Three Months Ended
                                                         December 31,
                                                      ------------------
                                                             2005
                                                      ------------------

Net income                           As reported               $90
                                     Pro forma                 $89

Basic earnings per share             As reported             $0.06
                                     Pro forma               $0.06

Diluted earnings per share           As reported             $0.06
                                     Pro forma               $0.06

      4)    Pension Plan

      The Bank provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis, and are fully vested after three years of service.

      The components of net periodic pension cost are as follows:

(Dollars in thousands)             Three months ended December 30,
                                   -------------------------------
                                         2006          2005
                                         ----          ----
Service cost                             $ 58          $ 53
Interest cost                              43            44
Expected return on assets                 (57)          (54)
Transition obligation                       1             1
Actuarial gain                             (4)           (1)
                                         ----          ----
                                         $ 41          $ 43
                                         ====          ====

      5)    Recent Accounting Pronouncements

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

      The following discussion compares the financial condition of the Company and its wholly-owned subsidiary, the Bank, at December 31, 2006 and September 30, 2006, and the results of operations for three-months ended December 31, 2006, compared to the same period in 2005. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes that are included within this report.

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

      The Bank's results of operations may also be affected significantly by litigation expenses, merger-related expenses and general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Bank. Additionally, the Bank's lending activity is concentrated in loans secured by real estate located in Westborough, Northborough and Shrewsbury, Massachusetts. Accordingly, the Bank's results of operations are affected by regional market and economic conditions.

Comparison of Financial Condition at December 31, 2006 and September 30, 2006

      The Company's total assets decreased by $442 thousand, or 0.1%, to $300.5 million at December 31, 2006 from $301.0 million at September 30, 2006, primarily as a result of a decrease in securities available for sale, offset to a lesser extent by increases in short-term investments and net loans. Securities available for sale decreased by $9.0 million, or 14.3%, to $53.5 million from $62.4 million, primarily due to calls and maturities of government-sponsored obligations and regularly scheduled payments on mortgage-backed securities. As a result, short-term investments increased by $6.2 million for December 31, 2006 as the Company works to reinvest the cash flows in the investment portfolio over the next quarter. Additionally, loans increased by $1.3 million to $211.0 million at December 31, 2006 from $209.7 million at September 30, 2006. The increase within the loan portfolio was primarily due to an increase in commercial loans of $3.1 million from September 30, 2006 to December 31, 2006 offset, to a lesser extent by a $1.8 million decline in residential real estate and home equity lines-of-credit. Deposits decreased by $2.8 million, or 1.3%, to $208.5 million from $211.3 million, primarily in regular savings, longer-term certificates of deposit, and business checking accounts. Federal Home Loan Bank ("FHLB") advances increased by $2.5 million, or 4.3% to $60.0 million at December 31, 2006 from $57.5 million at September 30, 2006. Total stockholders' equity declined by $216 thousand, to $28.2 million at December 31, 2006 from $28.4 million at September 30, 2006 primarily as a result of the net period loss of $459 thousand and the payment of $96 thousand in dividends to shareholders. However, it was offset by $239 thousand from the exercise of stock options and a $77 thousand decrease in the accumulated other comprehensive loss relating to the change in after-tax market value in securities available for sale.

      Accumulated other comprehensive after-tax loss at December 31, 2006 was $582 thousand, as compared to $659 thousand at September 30, 2006. The Company's securities consist primarily of interest-rate sensitive securities whose market value changes inversely with changes in market interest rates. At December 31, 2006, deferred income tax benefits associated with this market value decline were approximately $303 thousand.

Comparison of Operating Results for Three-Months Ended December 31, 2006
and 2005

      Net (Loss) Income: The Company reported a loss per share (dilutive) for three-months ended December 31, 2006 of $0.29 on a net loss of $459 thousand, as compared to earnings of $0.06 per share (dilutive) on net income of $90 thousand for three-months ended December 31, 2005. The Company's return on average assets was a negative 0.62% for three-months ended December 31, 2006 as compared to 0.12% for three-months ended December 31, 2005.

      The decrease in net income for three-months ended December 31, 2006 was primarily due to a decrease in the net interest margin, resulting from the effects of an inverted yield curve, and an increase in legal and other expenses due to the proposed merger with Assabet Valley Bancorp and Hudson Savings Bank. Net interest income declined by $268 thousand, or 13.6%, to $1.7 million for three-months ended December 31, 2006 as compared to $2.0 million for three-months ended December 31, 2005, as the Bank continues to experience the effects of an inverted yield curve, where short-term interest rates were higher than longer-term interest rates. As the Federal Reserve Open Market Committee increased short-term rates during the year, the interest rates paid to interest-bearing deposit customers increased. As a result of these changes, the net interest rate spread, which represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, declined by 0.46%, to 2.05% for three-months ended December 31, 2006 as compared to 2.51% for three-months ended December 31, 2005. The inversion of the yield curve challenged the Bank by limiting investment opportunities and returns. Compression of the net interest rate spread can be expected to result in lower net interest income and operating losses, until such time as the yield curve returns to a more normal, upward slope. Other income increased by $22 thousand, or 8.6%, to $278 thousand for three-months ended December 31, 2006 as compared to three-months ended December 31, 2005, resulting from an increase in miscellaneous income, offset to a lesser extent by a decrease in customer service fees. Miscellaneous income increased by 83.6%, or $51 thousand to $112 thousand, for three-months ended December 31, 2006 from $61 thousand for three-months ended December 31, 2005, primarily due to an increase in cash surrender value on Bank Owned Life Insurance policies ("BOLI"). Customer service fees decreased by $30 thousand, or 15.4%, to $165 thousand for three-months ended December 31, 2006 from $195 thousand for three-months ended December 31, 2005 due primarily to the receipt of prepayment fees on commercial loans during 2005. Operating expenses increased by $385 thousand, or 18.3%, to $2.5 million for three-months ended December 31, 2006 as compared to $2.1 million for three-months ended December 31, 2005. Salaries and employee benefit expenses increased by $247 thousand, or 21.2%, to $1.4 million for three-months ended December 31, 2006 as compared to $1.2 million for three-months ended December 31, 2005, due to a bonus payment made to a senior executive and increases in director benefit expenses, offset to a lesser extent by an increase in cash surrender value on supplemental executive retirement agreements for three senior executives. Professional fees increased by $186 thousand to $302 thousand for three-months ended December 31, 2006, as compared to three-months ended December 31, 2005, primarily due to legal and other expenses related to the proposed merger.

      The following schedule of the Bank's net interest rate spread and net interest margin for the periods indicated is based upon average balances and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:

                                              Three Months Ended
                                                 December 31,
                                              ------------------      Increase
                                              2006         2005    (decrease)(7)
                                              -----        -----   -------------
Interest-earning assets:
  Short-term investments (1)                  4.11%        4.17%       -0.06%
  Investment securities (2)                   4.22%        3.77%        0.45%
  Loans (3)                                   5.70%        5.46%        0.24%
      Total interest-earning assets           5.33%        5.02%        0.31%

Interest-bearing liabilities:
  NOW accounts                                0.27%        0.14%        0.13%
  Savings accounts (4)                        1.29%        1.43%       -0.15%
  Money market deposit accounts               3.34%        3.22%        0.12%
  Certificate of deposit accounts             4.47%        3.30%        1.17%
      Total interest-bearing deposits         2.89%        2.06%        0.83%
  Borrowed funds                              4.56%        4.15%        0.40%
      Total interest-bearing liabilities      3.28%        2.52%        0.77%

Net interest rate spread (5)                  2.05%        2.51%       -0.46%
Net interest margin (6)                       2.44%        2.84%       -0.40%

(1)   Short-term investments include federal funds sold.
(2)   All investment securities are considered available for sale.
(3) Loans are net of deferred loan origination costs (fees), allowance for loan losses, discount/premium on purchased loans and unadvanced funds.
(4)   Savings accounts include the balance in mortgagors' escrow accounts.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(7)   Columns and rows may not foot due to small variances in rounding

      Interest and Dividend Income: Interest and dividend income increased by $220 thousand, or 6.3%, to $3.7 million for three-months ended December 31, 2006 from $3.5 million for December 31, 2005. The increase was primarily due to the combination of an increase in the higher rates earned on average interest-earning assets and slightly higher volume of interest-earning assets. The average volume of interest-earning assets for three-months ended December 31, 2006 increased to $278.4 million as compared to an average volume of $277.8 million for three-months ended December 31, 2005. Additionally, the Bank's average interest rate earned on all interest-earning assets increased by 0.31%, to 5.33% for three-months ended December 31, 2006 from 5.02% for three-months ended December 31, 2005. The average balance of investment securities for three-months ended December 31, 2006 decreased to $62.8 million, earning 4.22% as compared to an average balance of $67.7 million, earning 3.77% for three-months ending December 31, 2005. The average balance of short-term investments for three-months ended December 31, 2006 increased to $6.0 million earning 4.11% as compared to an average balance of $4.6 million earning 4.17% for three-months ending December 31, 2005. The average balance of loans for three-months ended December 31, 2006, increased to $209.6 million earning 5.70%, as compared to an average balance of $205.5 million earning 5.46% for three-months ending December 31, 2005.

      Interest Expense: Total interest expense increased by $488 thousand, or 32.1%, to $2.0 million for three-months ended December 31, 2006 from $1.5 million for three-months ended December 31, 2005. The increase in interest expense was due to a combination of higher volumes of money market deposit accounts, certificates of deposits, and borrowings from the FHLB and an increase in the average rate of interest paid on certificates of deposit and borrowings from the FHLB. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and borrowings) increased to $244.6 million, with a cost of 3.28%, for three-months ended December 31, 2006 as compared to $241.5 million, with a cost of 2.52%, for three-months ending December 31, 2005. The average volume of interest-bearing deposits decreased to $187.3 million, with a cost of 2.89%, for three-months ended December 31, 2006 as compared to an average balance of $189.1 million, with a cost of 2.06%, for three-months ended December 31, 2005. Within the category of interest-bearing deposits, the average balance of money market deposit accounts and certificate of deposit accounts increased by $20.0 million and $14.4 million, respectively, while the average balance of savings and NOW accounts declined by $33.6 million and $2.6 million, respectively. The decrease in savings and NOW accounts was due to the relative attractiveness of certificate of deposit accounts, money market accounts and alternative investments in the marketplace. During this period, the Bank has utilized alternative sources of funds by increasing its borrowing from the FHLB. The average balance of borrowings increased to $57.3 million, with an average cost of 4.56%, for three-months ended December 31, 2006, as compared to an average balance of $52.4 million, with an average cost of 4.15%, for three-months ended December 31, 2005. The increase in average borrowing from the FHLB primarily funded the growth in commercial loans.

      Net Interest Income: The Bank's net interest income decreased by $268 thousand, or 13.6%, for three-months ended December 31, 2006, to $1.7 million compared to $2.0 million for three-months ended December 31, 2005. The decrease was attributed to the combination of an increase in interest expense of $488 thousand, offset, to a lesser extent, by an increase in interest and dividend income of $220 thousand. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, declined by 0.46% to 2.05% for three-months ended December 31, 2006 as compared to 2.51% for three-months ended December 31, 2005.

      Provision for Loan Losses: The Bank had a $30 thousand provision for loan losses for three-months ended December 31, 2006 compared to $0 for three-months ended December 31, 2005. Total loans at December 31, 2006 were $211.0 million, $209.7 million at September 30, 2006 and $209.0 million at December 31, 2005. It is the Bank's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. As the Bank expands its commercial lending activities, management believes that growth in the allowance for loan losses may be likely. Additionally, while management believes it continues to have excellent loan quality, the Bank recognizes that it is located in a market and geographic area that is considered to be in the high technology and financial services belt and, most likely, the Bank's allowance for loan loss will reflect the relative health of these economic sectors. While management believes it's current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance for loan losses.

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of mortgages and the sale of securities available for sale, and income from bank-owned life insurance ("BOLI"). Total other income increased by $22 thousand, or 8.6%, to $278 thousand for three-months ended December 31, 2006, from $256 thousand for three-months ended December 31, 2005. Miscellaneous income increased by 83.6%, or $51 thousand to $112 thousand, for three-months ended December 31, 2006 from $61 thousand for three-months ended December 31, 2005, primarily due to an increase in cash surrender value on Bank Owned Life Insurance policies ("BOLI"). Customer service fees decreased by $30 thousand, or 15.4%, to $165 thousand for three-months ended December 31, 2006 from $195 thousand for three-months ended December 31, 2005 due primarily to the receipt of prepayment fees on commercial loans during 2005.

      Operating Expenses: Three-months ended December 31, 2006 operating expenses increased by $385 thousand, or 18.3%, to $2.5 million, compared to $2.1 million for three-months ended December 31, 2006. Operating expenses as a percent of average assets were 3.34% for three-months ended December 31, 2006 as compared to 2.84% for three-months ended December 31, 2005. The primary reasons for the increase in operating expenses were due to expenses associated with the proposed merger with Assabet Valley Bancorp and Hudson Savings Bank, offset to a lesser extent by a decrease in other general and administrative expenses. Salaries and employee benefits increased by $247 thousand, or 21.2% to $1.4 million for three-months ended December 31, 2006 due to a bonus payment made to a senior executive and increases in director benefit expenses, offset to a lesser extent by an increase in the cash surrender value on supplemental executive retirement agreements for three senior executives. Professional fees increased by $186 thousand to $302 thousand for three-months ended December 31, 2006 from $116 thousand for three-months ended December 31, 2005, primarily due to legal and other expenses related to the proposed merger. Occupancy and equipment expenses increased by $13 thousand, or 4.8%, primarily due to depreciation related to the completion of building improvements to our Main Office and Northborough branch locations during 2006. Other general and administrative expenses declined by 17.5%, or $57 thousand for three-months ended December 31, 2006, resulting from a decline in expenses related to an employee opinion survey and a decline in expenses related to reduced in mortgage lending volume.

      Income Taxes: Income (loss) before provision (benefit) for income taxes declined by $661 thousand, to a loss of $545 thousand for three-months ended December 31, 2006 as compared to income of $116 thousand for three-months ended December 31, 2005. Primarily a result of this decline, the provision for income taxes declined by $112 thousand, to a benefit of $86 thousand, for three-months ended December 31, 2006 as compared to a provision of $26 thousand for three-months ended December 31, 2005. The effective income tax rate was (15.8%) and 22.4% for three-months ended December 31, 2006 and three-months ended December 31, 2005, respectively. The lower effective tax rate was attributable to relatively low level of income (loss) before income taxes for three-months ended December 31, 2006, as compared to December 31, 2005, in addition to the Bank's utilization of a wholly-owned security investment subsidiary, and favorable tax treatment from the increase in the cash surrender value of BOLI.

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

      The Bank's primary investing activities are the origination of one-to four-family real estate and other loans and the purchase of securities. During three-months ended December 31, 2006, the Bank originated loans of $5.5 million, experienced principal repayments on loans of $6.8 million of loans. The Bank did not purchase any securities during three-months ended December 31, 2006. Principal payments on mortgage-backed securities provided an additional $942 thousand and there were $8.1 million of securities that were matured, sold or called during three-months ended December 31, 2006. During three-months ended December 31, 2006, the bank experienced a net decrease in deposits of $2.8 million. While savings account balances declined over the recent three months ended December 31, 2006 the Bank experienced an increase in money market accounts and certificates of deposit, as customers transferred their funds into relatively higher earning deposit accounts.

      Certificate of deposit accounts scheduled to mature within one year were $65.2 million at December 31, 2006. Based on the Bank's historical deposit retention experience and current pricing strategy and enhanced product offerings, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. The Bank has certificate of deposit programs with flexible and competitive terms which it believes enhances deposit retention and attracts new depositors as well.

      The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund, the Federal Deposit Insurance Corporation and other available reports, which compare the Bank's liquidity with banks in the state and in its peer group. The Bank anticipates that it will have sufficient funds to meet its current funding commitments. At December 31, 2006, the Bank had $60.0 million in outstanding borrowing from the FHLB and, based upon estimated eligible collateral that could be pledged with the FHLB, the Bank had additional borrowing capacity of $39.3 million at December 31, 2006.

      At December 31, 2006, the Company's capital to assets ratio was 9.49% and it exceeded applicable regulatory capital requirements. Further, it does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-months ended December 31, 2006, the Company did not repurchase any of its common stock. In September 2000, the Massachusetts Division of Banks approved a share repurchase program which authorized the repurchase up to 79,069 shares. The program will continue until the repurchase of the 79,069 shares is complete. To, date no shares have been repurchased under this program.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

         Exhibit 31.1:  Rule 13a-14(a)/15d-14(a) Certifications

         Exhibit 32.1:  Section 1350 Certifications

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westborough Financial Services, Inc.

Date:  February 14, 2007               By: /s/ Joseph F. MacDonough
                                           -------------------------------------
                                           President and Chief Executive Officer

Date:  February 14, 2007               By: /s/ John L. Casagrande
                                           -------------------------------------
                                           Senior Vice-President, Treasurer
                                           and Clerk