Form 10QSB
period 2007-03-31
WESTBOROUGH FINANCIAL SERVICES INC
filed 2007-05-15
CIK 1087843

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

 X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
---                     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2007

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

YES   X    NO
     ---       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES        NO   X
     ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Class                      Outstanding as of May 3, 2007
                 -----                      -----------------------------

     Common Stock, par value $0.01                    1,608,974

Transitional Small Business Disclosure Format (check one):
YES        NO   X
     ---       ---

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

                      WESTBOROUGH FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY


INDEX

PART I: FINANCIAL INFORMATION...........................................     1

Item 1. Financial Statements............................................     1

          Consolidated Balance Sheets...................................     1

          Consolidated Statements of Operations.........................     2

          Consolidated Statements of Changes in Stockholders' Equity....     3

          Consolidated Statements of Cash Flows.........................     4

          Notes to Unaudited Consolidated Financial Statements..........     5

Item 2. Management's Discussion and Analysis or Plan of Operation.......     8

Item 3. Controls and Procedures.........................................    18

PART II. OTHER INFORMATION..............................................    19

Item 1. Legal Proceedings...............................................    19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....    19

Item 3. Defaults upon Senior Securities.................................    19

Item 4. Submission of Matters to a Vote of Security Holders.............    19

Item 5. Other Information...............................................    19

Item 6. Exhibits......................... ..............................    19

SIGNATURES..............................................................    20

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

              Westborough Financial Services, Inc. and Subsidiary
                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                      March 31,    September 30,
                                                        2007           2006
                                                      ---------    -------------
                                                             (unaudited)
Assets
  Cash and due from banks                             $  3,205       $  2,431
  Federal funds sold                                     1,363          3,444
  Short-term investments                                10,513          2,442
                                                      --------       --------
      Total cash and cash equivalents                   15,081          8,317

  Securities available for sale                         51,911         62,442
  Federal Home Loan Bank stock, at cost                  3,421          3,376
  Loans, net of allowance for loan losses of
   $839 and $780, respectively                         208,433        209,744
  Premises and equipment, net                            6,520          6,560
  Accrued interest receivable                            1,193          1,368
  Deferred income taxes                                  1,355          1,268
  Bank-owned life insurance                              6,887          6,555
  Other assets                                           1,490          1,337
                                                      --------       --------
      Total assets                                    $296,291       $300,967
                                                      ========       ========

Liabilities and Stockholders' Equity
  Deposits                                            $210,898       $211,277
  Long-term borrowings                                  53,500         57,500
  Mortgagors' escrow accounts                              373            380
  Accrued expenses and other liabilities                 3,792          3,427
                                                      --------       --------
      Total liabilities                                268,563        272,584
                                                      --------       --------

Commitments and Contingencies

Preferred stock, $.01 par value, 1,000,000 shares
 authorized, none outstanding                                0              0
Common stock, $.01 par value, 5,000,000 shares
 authorized, 1,608,974 and 1,595,774 issued and
 outstanding, respectively                                  16             16
Additional paid-in capital                               5,340          5,063
Retained earnings                                       23,123         24,289
Accumulated other comprehensive loss                      (441)          (659)
Unearned compensation-RRP (4,729 and 4,729 shares,
 respectively)                                             (82)           (83)
Unearned compensation-ESOP (22,834 and 24,308
 shares, respectively)                                    (228)          (243)
                                                      --------       --------
      Total stockholders' equity                        27,728         28,383
                                                      --------       --------
      Total liabilities and stockholders' equity      $296,291       $300,967
                                                      ========       ========

See accompanying notes to unaudited consolidated financial statements

                             Westborough Financial Services, Inc. and Subsidiary
                                    Consolidated Statements of Operations
                                  (Dollars in thousands, except share data)

                                                            Three-Months Ended           Six-Months Ended
                                                                 March 31,                   March 31,
                                                          -----------------------     -----------------------
                                                            2007          2006          2007          2006
                                                            ----          ----          ----          ----
                                                                (unaudited)                 (unaudited)
Interest and dividend income:
  Interest and fees on loans                              $   3,075     $   2,859     $   6,059     $   5,662
  Interest and dividends on investment securities               644           693         1,308         1,331
  Interest on federal funds sold                                 18            15            32            30
  Interest on short-term investments                            108            17           155            50
                                                          ---------     ---------     ---------     ---------
      Total interest and dividend income                      3,845         3,584         7,554         7,073
                                                          ---------     ---------     ---------     ---------

Interest expense:
  Interest on deposits                                        1,413         1,123         2,768         2,099
  Interest on Federal Home Loan Bank advances                   660           553         1,313         1,097
                                                          ---------     ---------     ---------     ---------
      Total interest expense                                  2,073         1,676         4,081         3,196
                                                          ---------     ---------     ---------     ---------
Net interest income                                           1,772         1,908         3,473         3,877
Provision for loan losses                                        30             0            60             0
                                                          ---------     ---------     ---------     ---------
Net interest income, after provision for loan losses          1,742         1,908         3,413         3,877
                                                          ---------     ---------     ---------     ---------

Other income:
  Customer service fees                                         174           186           338           381
  Gain on sales of securities available for sale, net             3             0             4             0
  Loss on sales of mortgages                                      0           (25)            0           (25)
  Miscellaneous                                                  41            70           153           131
                                                          ---------     ---------     ---------     ---------
      Total other income                                        218           231           495           487
                                                          ---------     ---------     ---------     ---------

Operating expenses:
  Salaries and employee benefits                              1,549         1,234         2,962         2,399
  Occupancy and equipment                                       290           331           553           601
  Data processing                                               195           187           386           377
  Marketing and advertising                                      35            36            72            79
  Professional fees                                             266           156           568           272
  Other general and administrative                              313           492           600           819
                                                          ---------     ---------     ---------     ---------
      Total operating expenses                                2,648         2,436         5,141         4,547
                                                          ---------     ---------     ---------     ---------
Loss before benefit for income taxes                           (688)         (297)       (1,233)         (183)
Benefit for income taxes                                       (173)          (99)         (259)          (73)
                                                          ---------     ---------     ---------     ---------
Net loss                                                  $    (515)    $    (198)    $    (974)    $    (110)
                                                          =========     =========     =========     =========

Number of weighted average shares outstanding-Basic       1,581,042     1,561,515     1,573,616     1,560,746
Loss per share-Basic                                      $   (0.33)    $   (0.13)    $   (0.62)    $   (0.07)
Number of weighted average shares outstanding-Dilutive    1,581,042     1,561,515     1,573,616     1,560,746
Loss per share-Dilutive                                   $   (0.33)    $   (0.13)    $   (0.62)    $   (0.07)

See accompanying notes to unaudited consolidated financial statements.

                                        Westborough Financial Services, Inc. and Subsidiary
                                    Consolidated Statements of Changes in Stockholders' Equity
                                                      (Dollars in thousands)
                                                            (unaudited)

                                                                                Accumulated
                                                         Additional                Other         Unearned       Unearned
                                                 Common   Paid-in    Retained  Comprehensive  Compensation-  Compensation-
                                                 Stock    Capital    Earnings  Income (Loss)       RRP            ESOP       Total
                                                 ------  ----------  --------  -------------  -------------  -------------  -------

Balance at September 30, 2005                      $16     $4,990    $24,714      $  (714)        $(130)         $(273)     $28,603
                                                                                                                            -------

Comprehensive loss:
  Net loss                                           0          0       (110)           0             0              0         (110)
  Change in net unrealized loss on
   securities available for sale, net of
   reclassification adjustment and tax effects       0          0          0         (307)            0              0         (307)
                                                                                                                            -------
      Total comprehensive loss                                                                                                 (417)
                                                                                                                            -------
Cash dividends declared and paid ($.12 per share)    0          0       (191)           0             0              0         (191)
ESOP shares released and committed
 to be released (1,474 shares)                       0         25          0            0             0             16           41
Amortization of RRP stock                            0          0          0            0            39              0           39
Issuance of common stock under stock option
 plan, net of income tax benefits ($5)               0         15          0            0             0              0           15
                                                   ---     ------    -------      -------          ----          -----      -------
Balance at March 31, 2006                          $16     $5,030    $24,413      $(1,021)         $(91)         $(257)     $28,090
                                                   ===     ======    =======      =======          ====          =====      =======

Balance at September 30, 2006                      $16     $5,063    $24,289      $  (659)         $(83)         $(243)     $28,383
                                                                                                                            -------

Comprehensive loss:
  Net loss                                           0          0       (974)           0             0              0         (974)
  Change in net unrealized loss on
   securities available for sale, net of
   reclassification adjustment and tax effects       0          0          0          218             0              0          218
                                                                                                                            -------
      Total comprehensive loss                                                                                                 (756)
                                                                                                                            -------
Cash dividends declared and paid ($.12 per share)    0          0       (192)           0             0              0         (192)
ESOP shares released and committed
 to be released (1,474 shares)                       0         34          0            0             0             15           49
Amortization of RRP stock                            0          0          0            0             1              0            1
Issuance of common stock under stock option
 plan, net of income tax benefits ($107)             0        243          0            0             0              0          243
                                                   ---     ------    -------      -------          ----          -----      -------
Balance at March 31, 2007                          $16     $5,340    $23,123      $  (441)         $(82)         $(228)     $27,728
                                                   ===     ======    =======      =======          ====          =====      =======

See accompanying notes to unaudited consolidated financial statements.

              Westborough Financial Services, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                              Six-Months Ended
                                                                 March 31,
                                                            ------------------
                                                             2007        2006
                                                            ---------- -------
                                                                (unaudited)
Cash flows from operating activities:
Net loss                                                    $  (974)   $   (110)
Adjustments to reconcile net loss to net cash
 used by operating activities:
  Provision for loan losses                                      60           -
  Net amortization of securities                                 34         145
  Amortization of net deferred loan costs and premiums
   (discounts) on purchased loans and indirect lendi             26          35
  Depreciation expense                                          230         237
  Loss on the sales of mortgages                                  -          25
  Gain on sales and calls of securities, net                     (4)          -
  Decrease (increase) in accrued interest receivable            175        (157)
  Deferred income tax benefit                                  (204)        (87)
  ESOP shares released and committed to be released              49          41
  Amortization of RRP stock                                       1          39
  Increase in bank-owned life insurance                        (128)       (107)
  Other, net                                                    212        (322)
                                                            -------------------
      Net cash used by operating activities                    (523)       (261)
                                                            -------------------

Cash flows from investing activities:
  Activity in available-for-sale securities:
    Sales and calls                                           4,500           -
    Maturities                                                9,365       6,350
    Purchases                                                (5,037)    (10,580)
    Principal payments                                        2,008       2,559
  Purchase of Federal Home Loan Bank stock                      (45)       (197)
  Proceeds from the sale of loans                                55       1,707
  Loan originations, net                                      1,170     (10,349)
  Purchase of banking premises and equipment, net              (190)       (564)
  Premiums paid on bank-owned life insurance                   (204)       (204)
                                                            -------------------
      Net cash provided (used) by investing activities       11,622     (11,278)
                                                            -------------------

Cash flows from financing activities:
  Net (decrease) increase in deposits                          (379)     11,078
  Net decrease in short-term borrowings                           -      (4,000)
  Proceeds from Federal Home Loan Bank advances                   -       3,500
  Repayment of Federal Home Loan Bank advances               (4,000)          -
  Net decrease in mortgagors' escrow accounts                    (7)        (29)
  Issuance of common stock under stock option plan,
   net of tax benefits                                          243          15

  Dividends paid                                               (192)       (191)
                                                            -------------------
      Net cash (used) provided by financing activities       (4,335)     10,373
                                                            -------------------
Net change in cash and cash equivalents                       6,764      (1,166)

Cash and cash equivalents at beginning of year                8,317       8,974
                                                            -------------------
Cash and cash equivalents at end of period                  $15,081    $  7,808
                                                            ===================

              Westborough Financial Services, Inc. and Subsidiary
              Notes to Unaudited Consolidated Financial Statements

      1)    Basis of Presentation and Consolidation.

      The unaudited consolidated interim financial statements of Westborough Financial Services, Inc. and Subsidiary (the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended September 30, 2006, included in the Annual Report on Form 10-KSB of the Company, the holding company for The Westborough Bank (the "Bank").

      The unaudited consolidated interim financial statements herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the consolidated interim financial statements reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements of the Company's 2006 Annual Report on Form 10-K/A.

      2)    Commitments and Contingencies.

      At March 31, 2007, the Bank had residential and commercial loan commitments to borrowers of $10.7 million, commitments for home equity lines of $350 thousand, available home equity lines of credit of $15.4 million, unadvanced funds on commercial lines of credit, overdrafts and participation loans of $4.5 million, unadvanced funds on construction mortgages of $2.5 million and personal overdraft lines of credit of approximately $488 thousand. The Company had no commitments to purchase or sell securities at March 31, 2007.

      3)    Earnings per Share and Stock Based Compensation.

      Basic earnings per share represent income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 and reflects additional common shares (common stock equivalents) that would have been outstanding if only dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. For the three and six months ended March 31, 2007 and 2006, the Company has 17,090 and 27,500 outstanding stock option shares that are considered anti-dilutive as the Company had recorded a net loss for the respective periods. The Company has excluded from the diluted earnings per share calculation any potential common shares that would decrease loss per share. Potential common shares that may be issued by the Company relate solely to outstanding stock options and grants and are determined using the treasury stock method.

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

      Prior to October 1, 2006, the Company applied APB Opinion 25 and related Interpretations in accounting for the Stock Option Plan. Accordingly, no compensation cost had been recognized. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net loss and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                          Three Months Ended    Six Months Ended
                                            March 31, 2006       March 31, 2006
                                          ------------------    ----------------

Net loss                   As reported           $(198)              $(110)
                           Pro forma             $(199)              $(112)

Basic loss per share       As reported          $(0.13)             $(0.07)
                           Pro forma            $(0.13)             $(0.07)

Diluted loss per share     As reported          $(0.13)             $(0.07)
                           Pro forma            $(0.13)             $(0.07)

      4)    Pension Plan

      The Bank provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis, and are fully vested after three years of service.

      The components of net periodic pension cost are as follows:


(Dollars in thousands)        Three-months ended March 31,     Six-months ended March 31,
                              ----------------------------     --------------------------
                                   2007          2006             2007           2006
                              ----------------------------     --------------------------
Service cost                       $ 60          $ 54             $ 119          $ 107

Interest cost                        44            43                87             88

Expected return on assets           (58)          (54)             (115)          (108)

Transition obligation                 1             1                 2              1

Actuarial gain                       (4)           (2)               (8)            (4)
                              ----------------------------     --------------------------
                                   $ 43          $ 42             $  85          $  84
                              ===========================-     ==========================

      5)    Recent accounting pronouncements


      On February 15, 2007, the Financial Accounting Standards Board issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for the Company's 2009 fiscal year, with early adoption permitted for the Company's 2008 fiscal year, provided that the Company also adopts Statement No. 157 for fiscal 2008. Management is currently evaluating the potential impacts of adopting this Statement on its consolidated financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

      The following discussion compares the financial condition of the Company and its wholly-owned subsidiary, the Bank, at March 31, 2007 and September 30, 2006, and the results of operations for three and six-months ended March 31, 2007, compared to the same periods in 2006. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes that are included within this report.

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

Comparison of Financial Condition at March 31, 2007 and September 30, 2006

      The Company's total assets decreased by $4.7 million, or 1.6%, to $296.3 million at March 31, 2007 from $301.0 million at September 30, 2006, primarily as a result of a decrease in securities available for sale and net loans, offset to a lesser extent by an increase in short-term investments. Securities available for sale decreased by $10.5 million, or 16.9%, to $51.9 millions from $62.4 million, primarily due to calls and maturities of government-sponsored obligations and regularly scheduled payments on mortgage-backed securities. As a result, short-term investments increased by $8.1 million at March 31, 2007 as the Company works to reinvest the cash inflows over the next quarter. Additionally, net loans decreased by $1.3 million to $208.4 million at March 31, 2007 from $209.7 million at September 30, 2006. Within the loan portfolio, commercial loans increased by $3.6 million from September 30, 2006 to March 31, 2007 and residential real estate and home equity lines-of-credit decreased by $5.3 million for the same period. Deposits decreased by $379 thousand to $210.9 million at March 31, 2007 from $211.3 million at September 30, 2006, primarily in regular savings, twelve-months or longer-term certificates of deposit and business checking accounts. Additionally, Federal Home Loan Bank ("FHLB") advances decreased by $4.0 million, or 7.0%. to $53.5 million at March 31, 2007 from $57.5 million at September 30, 2006. Total stockholders' equity declined by $656 thousand, to $27.7 million at March 31, 2007 from $28.4 million at September 30, 2006 primarily as a result of the net period loss of $974 thousand and the payment of $192 thousand in dividends to shareholders. However, it was partially offset by $243 thousand from the exercise of stock options and a $218 thousand increase in the after-tax market value of securities available for sale. The Company's securities consist primarily of interest-rate sensitive securities whose market value changes inversely with changes in market interest rates. At March 31, 2007, deferred income tax benefits associated with this market value decline were approximately $223 thousand.

Comparison of Operating Results for Three-Months Ended March 31, 2007 and 2006

      Net Loss: The Company reported a loss per share (dilutive) for three-months ended March 31, 2007 of $0.33 on a net loss of $515 thousand, as compared to a loss per share (dilutive) of $0.13 on a net loss of $198 thousand for three-months ended March 31, 2006. The Company's return on average assets was a negative 0.69% for three-months ended March 31, 2007 as compared to a negative 0.26% for three-months ended March 31, 2006.

The increase in net loss for three-months ended March 31, 2007 was primarily due to a decrease in net interest income and an increase in operating expenses. The Bank's net interest income declined by $136 thousand, or 7.1%, to $1.8 million for three-months ended March 31, 2007 as compared to $1.9 million for three-months ended March 31, 2006, as the Bank continues to experience the effects of a flat to inverted yield curve. As a result, the net interest rate spread, which represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, declined by 0.22%, to 2.17% for three-months ended March 31, 2007 as compared to 2.39% for three-months ended March 31, 2006. Primarily due to an increase in the rate of interest earned on short-term investments, investment securities and commercial loans, the yield on average interest-earning assets increased by 0.46%, to 5.55% for three-months ended March 31, 2007 from 5.09% for three-months ended March 31, 2006. However, the cost of average interest-bearing liabilities increased by 0.67%, to 3.38% for three-months ended March 31, 2007 from 2.71% for three-months ended March 31, 2006 and primarily reflects higher interest rates paid on certificate of deposit accounts and Federal Home Loan Bank advances. The yield curve challenged the Bank by limiting investment opportunities and returns. Compression of the net interest rate spread can be expected to result in lower net interest income and continued operating losses, until such time as the yield curve returns to a more normal, upward slope. Operating expenses increased by $212 thousand, or 8.7%, to $2.6 million for three-months ended March 31, 2007 as compared to $2.4 million for three-months ended March 31, 2006. The increase was primarily due to increases in professional fees and other operating expenses related to the merger with Assabet Valley Bancorp ("Assabet"). These increases were partially offset by decreased occupancy and equipment and general and administrative expenses. The Bank recorded a $30 thousand provision for loan losses for three-months ended March 31, 2007 as compared to no provision for loan losses for three-months ended March 31, 2006.

      The following schedule of the Bank's net interest rate spread and net interest margin for the periods indicated is based upon average balances and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:

                                         ---------------------------------------
                                           Three-Months Ended
                                                March 31,
                                         ----------------------     Increase
                                            2007         2006      (decrease)(7)
                                         ---------------------------------------
Interest-earning assets:
  Short-term investments (1)                5.37%        4.92%        0.45%
  Investment securities (2)                 4.50%        4.02%        0.48%
  Loans (3)                                 5.85%        5.45%        0.40%
    Total interest-earning assets           5.55%        5.09%        0.46%

Interest-bearing liabilities:
  NOW accounts                              0.60%        0.14%        0.46%
  Savings accounts (4)                      1.17%        1.32%       -0.15%
  Money market deposit accounts             2.98%        3.32%       -0.34%
  Certificate of deposit accounts           4.63%        3.64%        0.99%
    Total interest-bearing deposits         3.02%        2.31%        0.71%
  Borrowed funds                            4.55%        4.13%        0.42%
    Total interest-bearing liabilities      3.38%        2.71%        0.67%

Net interest rate spread (5)(7)             2.17%        2.39%       -0.22%
Net interest margin (6)                     2.56%        2.71%       -0.15%

(1)   Short-term investments include federal funds sold.
(2)   All investment securities are considered available for sale.
(3) Loans are net of deferred loan origination costs (fees), allowance for loan losses, discount/premium on purchased loans and unadvanced funds.
(4)   Savings accounts include the balance in mortgagors' escrow accounts.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(7)   Columns and rows may not add do to small rounding variances.

      Interest and Dividend Income: Interest and dividend income increased by $261 thousand, or 7.3%, to $3.8 million for three-months ended March 31, 2007 from $3.6 million for March 31, 2006. The increase was due to higher rates earned on average interest-earning assets. The average volume of interest-earning assets for three-months ended March 31, 2007 decreased to $277.0 million as compared to an average volume of $281.3 million for three-months ended March 31, 2006. The Bank's average interest rate earned on all interest-earning assets increased by 0.46%, to 5.55% for three-months ended March 31, 2007 from 5.09% for three-months ended March 31, 2006. The decrease in the average volume of interest-earning assets was primarily used to pay-down borrowings from the FHLB and to cover a slight decline in deposit accounts. The average balance of investment securities for three-months ended March 31, 2007 decreased to $57.3 million, earning 4.50% as compared to an average balance of $68.9 million, earning 4.02% for three-months ending March 31, 2006. The average balance of short-term investments for three-months ended March 31, 2007 increased to $9.3 million earning 5.37% as compared to an average balance of $2.6 million earning 4.92% for three-months ending March 31, 2006. The higher yield reflects increases in short-term rates by the Federal Open Market Committee (" FOMC"). The average balance of loans for three-months ended March 31, 2007, increased slightly to $210.3 million earning 5.85%, as compared to an average balance of $209.9 million earning 5.45% for three-months ending March 31, 2006.

      Interest Expense: Total interest expense increased by $397 thousand, or 23.7%, to $2.1 million for three-months ended March 31, 2007 from $1.7 million for three-months ended March 31, 2006. The increase in interest expense was due to a combination of higher volumes of money market deposit accounts, certificates of deposits, and borrowings from the FHLB and an increase in the average rate of interest paid on certificates of deposit, NOW accounts and borrowings from the FHLB. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and borrowings) decreased to $245.3 million, with a cost of 3.38%, for three-months ended March 31, 2007 as compared to $247.8 million, with a cost of 2.71%, for three-months ending March 31, 2006. The average volume of interest-bearing deposits decreased to $187.3 million, with a cost of 3.02%, for three-months ended March 31, 2007 as compared to an average balance of $194.2 million, with a cost of 2.31%, for three-months ended March 31, 2006. Within the category of interest-bearing deposits, the average balance of money market deposit accounts and certificate of deposit accounts increased by $7.2 million and $15.8 million, respectively, while the average balance of savings and NOW accounts declined by $26.7 million and $3.2 million, respectively. The decrease in savings and NOW accounts was due to the relative attractiveness of and transfers to certificate of deposit accounts, money market accounts and alternative investments in the marketplace. During this period, the Bank has utilized alternative sources of funds by increasing its borrowing from the FHLB. The average balance of borrowings increased to $58.0 million, with an average cost of 4.55%, for three-months ended March 31, 2007, as compared to an average balance of $53.7 million, with an average cost of 4.13%, for three-months ended March 31, 2006. The increase in average borrowing from the FHLB primarily funded the decline in average balances of interest-bearing liabilities.

      Net Interest Income: Net interest income decreased by $136 thousand, or 7.1%, for three-months ended March 31, 2007, to $1.8 million compared to $1.9 million for three-months ended March 31, 2006. The decrease was attributed to the combination of an increase in interest expense of $397 thousand, offset, to a lesser extent, by an increase in interest and dividend income of $261 thousand. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, declined by 0.22% to 2.17% for three-months ended March 31, 2007 as compared to 2.39% for three-months ended March 31, 2006.

      Provision for Loan Losses: The Bank recorded a $30 thousand provision for loan losses for three-months ended March 31, 2007 compared to $0 for three-months ended March 31, 2006. The increase in the provision for loan losses is due to an increase in the valuation allowances on commercial loans, as the balance increased by $450 thousand to $39.0 million for three-months ended March 31, 2007, as well as an increase in the allowance for specific problem loans.

Total loans at March 31, 2007 were $208.4 million, $209.7 million at September 30, 2006 and $221.4 million at March 31, 2006. It is the Bank's policy to provide valuation allowances for probable losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. As the Bank expands its commercial lending activities, management believes that growth in the allowance for loan losses may be likely. Additionally, while management believes it continues to have excellent loan quality, the Bank recognizes that it is located in a market and geographic area that is considered to be in the high technology and financial services belt and, most likely, the Bank's allowance for loan loss will reflect the relative health of these economic sectors. While management believes it's current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance for loan losses.

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of mortgages and the sale of securities available for sale, and income from bank-owned life insurance ("BOLI"). Total other income declined by $13 thousand, or 5.6%, to $218 thousand for three-months ended March 31, 2007, from $231 thousand for three-months ended March 31, 2006. Miscellaneous income decreased by $29 thousand, or 41.4%, to $41 thousand for three-months ended March 31, 2007, from $70 thousand for three-months ended March 31, 2006, primarily from an decrease in mortgage servicing income recognized upon the sale of mortgages in the secondary market and a decrease in income on BOLI. Income from customer service fees decreased by $12 thousand, or 6.5%, to $174 thousand for three-months ended March 31, 2007 as compared to $186 thousand for three-months ended March 31, 2006, primarily due to the timing of fees associated with the sale of non-deposit investment products and a slight decrease in ATM usage fees. During three-months ended March 31, 2007, there were no sales of fixed-rate mortgage loans, with servicing retained by the Bank, as compared to a pre-tax loss of $25 thousand, for three-months ended March 31, 2006.

      Operating Expenses: Three-months ended March 31, 2007 operating expenses increased by $212 thousand, or 8.7%, to $2.6 million, compared to $2.4 million for three-months ended March 31, 2006. Operating expenses as a percent of average assets were 3.56% for three-months ended March 31, 2007 as compared to 3.23% for three-months ended March 31, 2006. The primary reasons for the increase in operating expenses were due to professional and other operating expenses associated with the pending merger with Assabet, offset to a lesser extent by a decrease in other general and administrative expenses. Salaries and employee benefits increased by $315 thousand, or 25.5% to $1.5 million for three-months ended March 31, 2007 resulting from an accelerated recognition of certain director benefit expenses. Professional fees increased by $110 thousand to $266 thousand for three-months ended March 31, 2007 from $156 thousand for three-months ended March 31, 2006, primarily due to legal and other expenses related to the proposed merger with Assabet. Other general and administrative decreased by $179 thousand, or 36.4%, to $313 thousand for three-months ended March 31, 2007 as compared to $492 thousand for three-months ended March 31, 2006, due to the timing of settlement expenses relating to a civil action filed against the Bank in 2006. Occupancy and equipment expenses declined by $41 thousand, or 12.4%, to $290 thousand for three-months ended March 31, 2007 as compared to $331 thousand for three-months ended March 31, 2006, due to a reduction in maintenance expenses coupled with a decline in depreciation expense on equipment, still in operation, reaching their estimated useful life.

      Income Taxes: Loss before benefit for income taxes increased by $391 thousand, to a loss of $688 thousand for three-months ended March 31, 2007 as compared to a loss of $297 thousand for three-months ended March 31, 2006. Primarily a result of this increased loss, the benefit for income taxes increased by $74 thousand, to a benefit of $173 thousand, for three-months ended March 31, 2007 as compared to a benefit of $99 thousand for three-months ended March 31, 2006. The effective income tax rate was (25.4%) and (33.3%) for three-months ended March 31, 2007 and three-months ended March 31, 2006, respectively. The lower effective tax rate was attributable to the loss before income taxes for three-months ended March 31, 2007, as compared to March 31, 2006, in addition to the Bank's utilization of a wholly-owned security investment subsidiary, and favorable tax treatment from the increase in the cash surrender value of BOLI.

Comparison of Operating Results for Six-Months Ended March 31, 2007 and 2006

      Net Loss: The Company reported a loss per share (dilutive) for six-months ended March 31, 2007 of $0.62 on a net loss of $974 thousand, as compared to a loss per share (dilutive) of $0.07 on a net loss of $110 thousand for six-months ended March 31, 2006. The Company's return on average assets was negative 0.65% for six-months ended March 31, 2007 as compared to negative 0.07% for six-months ended March 31, 2006.

      The increased net loss for six-months ended March 31, 2007 was due primarily to a decrease in net interest income and an increase in operating expenses. Net interest income decreased by $404 thousand, or 10.4%, to $3.5 million, for six-months ended March 31, 2007, as compared to $3.9 million for six-months ended March 31, 2006, as the Bank continues to experience the effects of a flat to inverted yield curve, where short-term interest rates were higher than longer-term interest rates. The net interest rate spread declined by 0.34%, to 2.11% for six-months ended March 31, 2007 as compared to 2.45% for six-months ended March 31, 2006. Primarily due to an increase in the rate of interest earned on short-term investments, investment securities and commercial loans, the yield on average interest-earning assets increased by 0.38%, to 5.44% for six-months ended March 31, 2007 from 5.06% for six-months ended March 31, 2006. However, the cost of average interest-bearing liabilities increased by 0.72%, to 3.33% for six-months ended March 31, 2007 from 2.61% for six-months ended March 31, 2006 and primarily reflects higher interest rates paid on certificate of deposit accounts and FHLB advances. For six-months ended March 31, 2007, operating expenses increased by $594 thousand, or 13.1%, to $5.1 million, from $4.5 million for six-months ended March 31, 2006. The primary reasons for the increase in operating expenses were due to increased professional fees and other operating expenses related to the pending merger with Assabet, offset to a lesser extent by a decline in general and administrative, occupancy and equipment and marketing expenses. The Bank recorded a $60 thousand provision for loan losses for six-months ended March 31, 2007 as compared to no provision for loan losses for six-months ended March 31, 2006.

      The following schedule of the Bank's net interest rate spread and net interest margin for the periods indicated is based upon average balances and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:

                                         ---------------------------------------
                                            Six-Months Ended
                                                March 31,
                                         ----------------------     Increase
                                            2007         2006      (decrease)(7)
                                         ---------------------------------------
Interest-earning assets:
  Short-term investments (1)                4.88%        4.44%        0.44%
  Investment securities (2)                 4.35%        3.90%        0.45%
  Loans (3)                                 5.77%        5.45%        0.32%
    Total interest-earning assets           5.44%        5.06%        0.38%

Interest-bearing liabilities:
  NOW accounts                              0.43%        0.14%        0.29%
  Savings accounts (4)                      1.23%        1.38%       -0.15%
  Money market deposit accounts             3.16%        3.30%       -0.14%
  Certificate of deposit accounts           4.56%        3.48%        1.08%
    Total interest-bearing deposits         2.96%        2.19%        0.77%
  Borrowed funds                            4.55%        4.14%        0.41%
    Total interest-bearing liabilities      3.33%        2.61%        0.72%

Net interest rate spread (5)(7)             2.11%        2.45%       -0.34%
Net interest margin (6)                     2.50%        2.77%       -0.27%

(1)   Short-term investments include federal funds sold.
(2)   All investment securities are considered available for sale.
(3) Loans are net of deferred loan origination costs (fees), allowance for loan losses, discount/premium on purchased loans and unadvanced funds.
(4)   Savings accounts include the balance in mortgagors' escrow accounts.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(7)   Columns and rows may not add do to small rounding variances.

      Interest and Dividend Income: Interest and dividend income increased by $481 thousand, or 6.8%, to $7.6 million for six-months ended March 31, 2007 as compared to $7.1 million for six-months ended March 31, 2006. Primarily due to an increase in the rate of interest earned on loans and investment securities, the yield on interest-earning assets increased by 0.38% to 5.44% for six-months ended March 31, 2007 from 5.06% for six-months ended March 31, 2006. The average volume of interest-earning assets for six-months ended March 31, 2007 decreased to $277.7 million as compared to an average volume of $279.6 million for six-months ended March 31, 2006. These funds were primarily used to fund deposit reductions. The average balance of loans for six-months ended March 31, 2007, increased to $210.0 million earning 5.77%, as compared to an average balance of $207.7 million earning 5.45% for six-months ending March 31, 2006. The average balance of short-term investments for six-months ended March 31, 2007 increased to $7.7 million earning 4.88% as compared to an average balance of $3.6 million earning 4.44% for six-months ending March 31, 2006. The higher yield reflects increases in short-term rates by the FOMC. The average balance of investment securities for six-months ended March 31, 2007 decreased to $60.1 million, earning 4.35% as compared to an average balance of $68.3 million, earning 3.90% for six-months ending March 31, 2006. The decline was used primarily to fund a decrease in deposits.

      Interest Expense: Total interest expense increased by $885 thousand, or 27.7%, to $4.1 million for six-months ended March 31, 2007, from $3.2 million for six-months ended March 31, 2006. The increase in interest expense was due to a combination of higher volumes of money market deposit accounts, certificates of deposits, and borrowings from the FHLB and an increase in the average rate of interest paid on certificates of deposit and borrowings from the FHLB. The average volume of all interest-bearing liabilities increased to $244.9 million, with a cost of 3.33%, for six-months ended March 31, 2007 as compared to $244.6 million, with a cost of 2.61%, for six-months ending March 31, 2006. Within this category of interest-bearing liabilities, the average volume of interest-bearing deposits decreased to $187.3 million, with a cost of 2.96%, for six-months ended March 31, 2007 as compared to $191.6 million, with a cost of 2.19%, for six-months ended March 31, 2006. Within the category of interest-bearing deposits, the average balance of money market deposit accounts and certificate of deposit accounts increased by $13.7 million and $15.1 million, respectively, while the average balance of savings and NOW accounts declined by $30.2 million and $2.9 million, respectively. The decrease in savings and NOW accounts was due to the relative attractiveness of and transfers to certificate of deposit accounts, money market accounts and alternative investments in the marketplace. The average balance of borrowings increased to $57.6 million, with an average cost of 4.55%, for six-months ended March 31, 2007, as compared to an average balance of $53.0 million, with an average cost of 4.14%, for six-months ended March 31, 2006. The increase in average borrowing from the FHLB has funded the decline in average balances of interest-bearing deposits.

      Net Interest Income: Net interest income decreased by $404 thousand, or 10.4%, for six-months ended March 31, 2007, to $3.5 million, as compared to $3.9 million for six-months ended March 31, 2006. The decrease was primarily attributed to the combination of an increase in interest expense of $885 thousand, offset, to a lesser extent by an increase in interest and dividend income of $481 thousand. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, decreased by 0.34%, to 2.11% for six-months ended March 31, 2007 as compared to 2.45% for six-months ending March 31, 2006.

      Provision for Loan Losses: The Bank recorded a $60 thousand provision for loan losses for six-months ended March 31, 2007 compared to $0 for six-months ended March 31, 2006. The increase in the provision for loan losses is due to an increase in the valuation allowance on commercial loans, as the balance increased by $3.6 million to $39.0 million for six-months ended March 31, 2007, as well as a slight increase in the allowance related to specific problem loans.

Total loans at March 31, 2007 were $208.4 million, $209.7 million at September 30, 2006 and $221.4 million at March 31, 2006. It is the Bank's policy to provide valuation allowances for probable losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. As the Bank expands its commercial lending activities, management believes that growth in the allowance for loan losses may be likely. Additionally, while management believes it continues to have excellent loan quality, the Bank recognizes that it is located in a market and geographic area that is considered to be in the high technology and financial services belt and, most likely, the Bank's allowance for loan loss will reflect the relative health of these economic sectors. While management believes it's current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance for loan losses.

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of mortgages and the sale of securities available for sale, and income from BOLI. Total other income increased by $8 thousand, or 1.6%, to $495 thousand for six-months ended March 31, 2007, from $487 thousand for six-months ended March 31, 2006. During six-months ended March 31, 2006, the Company sold fixed-rate mortgage loans, with servicing retained by the Bank, and recognized a pre-tax loss on the sale of $25 thousand. Miscellaneous income increased by $22 thousand, or 16.8% to $153 thousand for six-months ended March 31, 2007 as compared to $131 thousand for six-months ended March 31, 2006 primarily as a result of increases in the cash surrender value on BOLI policies, income from the origination of Massachusetts Housing Loans, and the dividend on the Bank Insurance Fund Investment.. Customer service fees decreased by $43 thousand, or 11.3%, to $338 thousand for the six-months ended March 31, 2007 as compared to $381 thousand for six-months ended March 31, 2006, primarily due to the timing of income from the sale of non-deposit investment products and prepayment fees on commercial loans received in 2006.

      Operating Expenses: For six-months ended March 31, 2007, operating expenses increased by $594 thousand, or 13.1%, to $5.1 million, from $4.5 million for six-months ended March 31, 2006. The primary reasons for the increase in operating expenses were due to increases in salaries and employee benefits and professional fees, offset, to a lesser extent by a decline in general and administrative and marketing expenses. Salaries and employee benefits increased by $563 thousand, or 23.5%, to $3.0 million for six-months ended March 31, 2007 as compared to $2.4 million for six-months ended March 31, 2006 primarily as a result of a bonus payment to a senior executive and an accelerated recognition of certain director benefit expenses. Professional fees increased by $296 thousand, or 108.8%, to $568 thousand for six-months ended March 31, 2007 as compared to $272 thousand for six-months ended March 31, 2006, due to legal and other expenses related to the pending merger with Assabet. As a result of a higher volume of services provided, data processing expenses increased by $9 thousand, or 2.4%, to $386 thousand for six-months ended March 31, 2007 as compared to $377 thousand for six-month ended March 31, 2006. Other general and administrative expenses declined by $219 thousand, or 26.7%, to $600 thousand for six-months ended March 31, 2007, primarily due to settlement expenses relating to a civil action filed against the Bank during the six-months ended March 31, 2006. Occupancy and equipment expenses declined by $48 thousand, or 8.0%, to $553 thousand for six-months ended March 31, 2007 as compared to $601 thousand for six-months ended March 31, 2006, due to a reduction in maintenance expenses coupled with a decline in depreciation expense on equipment, still in operation, reaching their estimated useful life.

      Income Taxes: Loss before benefit for income taxes increased by $1.1 million, to a loss of $1.2 million for six-months ended March 31, 2007 as compared to a loss of $183 thousand for six-months ended March 31, 2006. Primarily a result of this increased loss, the benefit for income taxes increased by $186 thousand, to a benefit of $259 thousand, for six-months ended March 31, 2007 as compared to a benefit of $73 thousand for six-months ended March 31, 2006. The effective income tax rate was (21.0%) and (39.9%) for six-months ended March 31, 2007 and six-months ended March 31, 2006, respectively. The lower effective tax rate was attributable to the loss before income taxes for six-months ended March 31, 2007, as compared to March 31, 2006, in addition to the Bank's utilization of a wholly-owned security investment subsidiary, and favorable tax treatment from the increase in the cash surrender value of BOLI.

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

      The Bank's primary investing activities are the origination of one-to four-family real estate and other loans and the purchase of securities. During six-months ended March 31, 2007, the Bank originated loans of $16.4 million and experienced principal repayments on loans of $15.2 million. The Bank purchased securities of $5.0 million during six-months ended March 31, 2007. Principal payments on mortgage-backed securities provided an additional $2.0 million and there were $13.9 million of securities that matured and called during six-months ended March 31, 2007. During six-months ended March 31, 2007 the Company experienced a net decrease in deposits of $379 thousand. While savings account balances declined over the recent six months ended March 31, 2007 the Bank experienced an increase in money market accounts and certificates of deposit, as customers moved their funds into relatively higher earning deposit accounts.

      Certificate of deposit accounts scheduled to mature within one year were $76.0 million at March 31, 2007. Based on the Bank's historical deposit retention experience and current pricing strategy and enhanced product offerings, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. The Bank has certificate of deposit programs with flexible and competitive terms which it believes enhances deposit retention and attracts new depositors as well.

      The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund, the Federal Deposit Insurance Corporation and other available reports, which compare the Bank's liquidity with banks in the state and in its peer group. The Bank anticipates that it will have sufficient funds to meet its current funding commitments. At March 31, 2007, the Bank had $53.5 million in outstanding borrowing from the FHLB and, based upon estimated eligible collateral that could be pledged with the FHLB, the Bank had additional borrowing capacity of $45.4 million at March 31, 2007.

      At March 31, 2007, the Company's capital to assets ratio was 9.41% and it exceeded applicable regulatory capital requirements. Further, it does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit.

Off-Balance Sheet Arrangements

      The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures.

      Management, including the Company's President and Chief Executive Officer and Senior Vice President, Chief Financial Officer, Treasurer and Clerk, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer and Senior Vice President, Chief Financial Officer, Treasurer and Clerk concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act
(i) is recorded, processed, summarized and reported as and when required, and
(ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six-months ended March 31, 2007, the Company did not repurchase any of its common stock. In September 2000, the Massachusetts Division of Banks approved a share repurchase program which authorized the repurchase up to 79,069 shares. To, date no shares have been repurchased under this program.

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

Westborough Financial Services, Inc.

Date:  May 15, 2007                    By: /s/ Joseph F. MacDonough
                                           -------------------------------------
                                           President and Chief Executive Officer

Date:  May 15, 2007                    By: /s/ John L. Casagrande
                                           -------------------------------------
                                           Senior Vice-President, Chief
                                           Financial Officer, Treasurer
                                           and Clerk