Form 10QSB
period 2007-06-30
WESTBOROUGH FINANCIAL SERVICES INC
filed 2007-08-14
CIK 1087843

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

 X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
---                     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2007

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

YES   X    NO
     ---       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES        NO   X
     ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Class                      Outstanding as of August 3, 2007
                 -----                      --------------------------------

     Common Stock, par value $0.01                    1,608,974

Transitional Small Business Disclosure Format (check one):

YES        NO   X
     ---       ---

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

      *  changes in legislation or regulation;

      * other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and

      * the impact of the proposed merger of the Company and the Bank with Assabet Valley Bancorp and Hudson Savings Bank.

      This list of important factors is not exclusive. The Company and the Bank do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

                      WESTBOROUGH FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY


INDEX

PART I: FINANCIAL INFORMATION...........................................     1

Item 1. Financial Statements (unaudited)................................     1

          Consolidated Balance Sheets...................................     1

          Consolidated Statements of Operations.........................     2

          Consolidated Statements of Changes in Stockholders' Equity....     3

          Consolidated Statements of Cash Flows.........................     4

          Notes to Unaudited Consolidated Financial Statements..........     5

Item 2. Management's Discussion and Analysis or Plan of Operation.......     8

Item 3. Controls and Procedures.........................................    17

PART II. OTHER INFORMATION..............................................    19

Item 1. Legal Proceedings...............................................    19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....    19

Item 3. Defaults upon Senior Securities.................................    19

Item 4. Submission of Matters to a Vote of Security Holders.............    19

Item 5. Other Information...............................................    20

Item 6. Exhibits .......................................................    20

SIGNATURES..............................................................    21

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

              Westborough Financial Services, Inc. and Subsidiary
                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                      June 30,     September 30,
                                                        2007           2006
                                                      --------     -------------
                                                              (unaudited)
Assets
  Cash and due from banks                             $  2,913       $  2,431
  Federal funds sold                                     5,971          3,444
  Short-term investments                                 8,486          2,442
                                                      --------       --------
      Total cash and cash equivalents                   17,370          8,317

  Securities available for sale                         53,605         62,442
  Federal Home Loan Bank stock, at cost                  3,421          3,376
  Loans, net of allowance for loan losses of
   $866 and $780, respectively                         205,383        209,744
  Premises and equipment, net                            6,454          6,560
  Accrued interest receivable                            1,149          1,368
  Deferred income taxes                                  1,579          1,268
  Bank-owned life insurance                              6,968          6,555
  Other assets                                           2,184          1,337
                                                      --------       --------
      Total assets                                    $298,113       $300,967
                                                      ========       ========

Liabilities and Stockholders' Equity
  Deposits                                            $212,756       $211,277
  Long-term borrowings                                  53,500         57,500
  Mortgagors' escrow accounts                              375            380
  Accrued expenses and other liabilities                 4,752          3,427
                                                      --------       --------
      Total liabilities                                271,383        272,584
                                                      --------       --------

Commitments and Contingencies

Preferred stock, $.01 par value, 1,000,000 shares
 authorized, none outstanding                                0              0
Common stock, $.01 par value, 5,000,000 shares
 authorized, 1,608,974 and 1,595,774 issued and
 outstanding, respectively                                  16             16
Additional paid-in capital                               5,359          5,063
Retained earnings                                       22,324         24,289
Accumulated other comprehensive loss                      (667)          (659)
Unearned compensation-RRP (3,742 and 4,729 shares,
 respectively)                                             (81)           (83)
Unearned compensation-ESOP (22,097 and 24,308
 shares, respectively)                                    (221)          (243)
                                                      --------       --------
      Total stockholders' equity                        26,730         28,383
                                                      --------       --------
      Total liabilities and stockholders' equity      $298,113       $300,967
                                                      ========       ========

See accompanying notes to unaudited consolidated financial statements

              Westborough Financial Services, Inc. and Subsidiary
                     Consolidated Statements of Operations
                   (Dollars in thousands, except share data)

                                                                Three-Months Ended           Nine-Months Ended
                                                                     June 30,                    June 30,
                                                              -----------------------     -----------------------
                                                                2007          2006          2007          2006
                                                                ----          ----          ----          ----
                                                                    (unaudited)                 (unaudited)
Interest and dividend income:
  Interest and fees on loans                                  $   3,039     $   2,907     $   9,098     $   8,569
  Interest and dividends on investment securities                   597           655         1,904         1,986
  Interest on federal funds sold                                     48            25            80            55
  Interest on short-term investments                                133            24           288            74
                                                              ---------     ---------     ---------     ---------
      Total interest and dividend income                          3,817         3,611        11,370        10,684
                                                              ---------     ---------     ---------     ---------

Interest expense:
  Interest on deposits                                            1,484         1,240         4,252         3,339
  Interest on Federal Home Loan Bank advances                       602           521         1,915         1,618
                                                              ---------     ---------     ---------     ---------
      Total interest expense                                      2,086         1,761         6,167         4,957
                                                              ---------     ---------     ---------     ---------
Net interest income                                               1,731         1,850         5,203         5,727
Provision for loan losses                                            30             0            90             0
                                                              ---------     ---------     ---------     ---------
Net interest income, after provision for loan losses              1,701         1,850         5,113         5,727
                                                              ---------     ---------     ---------     ---------

Other income:
  Customer service fees                                             172           163           510           544
  Gain on sales of securities available for sale, net                 0             0             4             0
  Loss on sales of mortgages                                          0             0             0           (25)
  Miscellaneous                                                      27            37           180           168
                                                              ---------     ---------     ---------     ---------
      Total other income                                            199           200           694           687
                                                              ---------     ---------     ---------     ---------

Operating expenses:
  Salaries and employee benefits                                  1,084         1,226         4,046         3,625
  Occupancy and equipment                                           248           282           801           882
  Data processing                                                   278           203           664           580
  Marketing and advertising                                          42            54           114           133
  Professional fees                                               1,058           120         1,626           392
  Other general and administrative                                  309            77           908           897
                                                              ---------     ---------     ---------     ---------
      Total operating expenses                                    3,019         1,962         8,159         6,509
                                                              ---------     ---------     ---------     ---------
(Loss) income before (benefit) provision for income taxes        (1,119)           88        (2,352)          (95)
(Benefit) provision for income taxes                               (417)            0          (676)          (73)
                                                              ---------     ---------     ---------     ---------
Net (loss) income                                             $    (702)    $      88     $  (1,676)    $     (22)
                                                              =========     =========     =========     =========

Number of weighted average shares outstanding-Basic           1,582,349     1,565,632     1,575,880     1,561,565
(Loss) earnings per share-Basic                               $   (0.44)    $    0.06     $   (1.06)    $   (0.01)
Number of weighted average shares outstanding-Dilutive        1,582,349     1,579,781     1,575,880     1,561,565
(Loss) earnings per share-Dilutive                            $   (0.44)    $    0.06     $   (1.06)    $   (0.01)

See accompanying notes to unaudited consolidated financial statements.

              Westborough Financial Services, Inc. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                             (Dollars in thousands)
                                  (unaudited)

                                                                                Accumulated
                                                         Additional                Other         Unearned       Unearned
                                                 Common   Paid-in    Retained  Comprehensive  Compensation-  Compensation-
                                                 Stock    Capital    Earnings       Loss           RRP            ESOP       Total
                                                 ------  ----------  --------  -------------  -------------  -------------  -------

Balance at September 30, 2005                      $16     $4,990    $24,714      $  (714)        $(130)         $(273)     $28,603
                                                                                                                            -------

Comprehensive loss:
  Net loss                                           0          0        (22)           0             0              0          (22)
  Change in net unrealized loss on
   securities available for sale, net of
   reclassification adjustment and tax effects       0          0          0         (419)            0              0         (419)
                                                                                                                            -------
      Total comprehensive loss                                                                                                 (441)
                                                                                                                            -------
Cash dividends declared and paid ($.18 per share)    0          0       (287)           0             0              0         (287)
ESOP shares released and committed
 to be released (2,210 shares)                       0         37          0            0             0             23           60
Amortization of RRP stock                            0          0          0            0            46              0           46
Issuance of common stock under stock option
 plan, net of income tax benefits ($5)               0         15          0            0             0              0           15
                                                   ---     ------    -------      -------         -----          -----      -------
Balance at June 30, 2006 (unaudited)               $16     $5,042    $24,405      $(1,133)        $ (84)         $(250)     $27,996
                                                   ===     ======    =======      =======         =====          =====      =======

Balance at September 30, 2006                      $16     $5,063    $24,289      $  (659)        $ (83)         $(243)     $28,383
                                                                                                                            -------

Comprehensive loss:
  Net loss                                           0          0     (1,676)           0             0              0       (1,676)
  Change in net unrealized loss on
   securities available for sale, net of
   reclassification adjustment and tax effects       0          0          0           (8)            0              0           (8)
                                                                                                                            -------
      Total comprehensive loss                                                                                               (1,684)
                                                                                                                            -------
Cash dividends declared and paid ($.18 per share)    0          0       (289)           0             0              0         (289)
ESOP shares released and committed
 to be released (2,210 shares)                       0         53          0            0             0             22           75
Amortization of RRP stock                            0          1          0            0             2              0            3
Issuance of common stock under stock option
 plan, net of income tax benefits ($106)             0        242          0            0             0              0          242
                                                   ---     ------    -------      -------         -----          -----      -------
Balance at June 30, 2007 (unaudited)               $16     $5,359    $22,324      $  (667)        $ (81)         $(221)     $26,730
                                                   ===     ======    =======      =======         =====          =====      =======

See accompanying notes to unaudited consolidated financial statements.

              Westborough Financial Services, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                            Nine-Months Ended
                                                                June 30,
                                                          --------------------
                                                            2007        2006
                                                          --------    --------

Cash flows from operating activities:
Net loss                                                  $ (1,676)   $    (22)
Adjustments to reconcile net income to net cash
 (used) provided by operating activities:
  Provision for loan losses                                     90           -
  Net amortization of securities                                37         208
  Amortization of net deferred loan costs and premiums
   (discounts) on purchased loans and indirect lending          38          52
  Depreciation expense                                         334         361
  Loss on the sales of mortgages                                 -          25
  Gain on sales and calls of securities, net                    (4)          -
  Decrease (increase) in accrued interest receivable           219          (9)
  Deferred income tax benefit                                 (309)       (127)
  ESOP shares released and committed to be released             75          60
  Amortization of RRP stock                                      3          46
  Increase in bank-owned life insurance                       (184)       (180)
  Other, net                                                   478         344
                                                          --------------------
      Net cash (used) provided by operating activities        (899)        758
                                                          --------------------

Cash flows from investing activities:
  Activity in available-for-sale securities:
    Sales and calls                                              -           -
    Maturities                                              19,061       9,350
    Purchases                                              (13,118)    (12,560)
    Principal payments                                       2,851       4,560
  Purchase of Federal Home Loan Bank stock                     (45)       (197)
  Proceeds from the sale of loans                               55       1,765
  Loan originations, net                                     4,178     (10,900)
  Purchase of premises and equipment, net                     (228)       (686)
  Premiums paid on bank-owned life insurance                  (229)       (207)
                                                          --------------------
      Net cash provided (used) by investing activities      12,525      (8,875)
                                                          --------------------
Cash flows from financing activities:
  Net increase in deposits                                   1,479       3,557
  Net increase in short-term borrowings                          -         500
  Proceeds from Federal Home Loan Bank advances              2,000       5,500
  Repayment of Federal Home Loan Bank advances              (6,000)     (2,000)
  Net decrease in mortgagors' escrow accounts                   (5)        (43)
  Issuance of common stock under stock option plan,
   net of tax benefits                                         242          15

  Dividends paid                                              (289)       (287)
                                                          --------------------
      Net cash (used) provided by financing activities      (2,573)      7,242
                                                          --------------------
Net change in cash and cash equivalents                      9,053        (875)

Cash and cash equivalents at beginning of year               8,317       8,974
                                                          --------------------
Cash and cash equivalents at end of period                $ 17,370    $  8,099
                                                          ====================

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

      The unaudited consolidated interim financial statements herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the consolidated interim financial statements reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year. A summary of significant accounting policies followed by the Company is set forth in the Notes to Consolidated Financial Statements of the Company's 2006 Annual Report on Form 10-KSB/A.

      2)    Commitments and Contingencies.

      At June 30, 2007, the Bank had residential and commercial loan commitments to borrowers of $12.0 million, available home equity lines of credit of $15.3 million, unadvanced funds on commercial lines of credit, overdrafts and participation loans of $3.6 million, unadvanced funds on construction mortgages of $3.6 million and personal overdraft lines of credit of approximately $474 thousand. The Company had no commitments to purchase or sell securities at June 30, 2007.

      3)    Earnings (loss) per Share and Stock Based Compensation.

      Basic earnings (loss) per share represent income available (loss attributable) to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 and reflects additional common shares (common stock equivalents) that would have been outstanding if only dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. For the three and nine-months ended June 30, 2007 and 2006, the Company has 17,090 and 27,500 outstanding stock option shares that are considered anti-dilutive as the Company had recorded a net loss for the respective periods. The Company has excluded from the diluted earnings
(loss) per share calculation any potential common shares that would increase loss per share. Potential common shares that may be issued by the Company relate solely to outstanding stock options and grants and are determined using the treasury stock method.

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

      Prior to October 1, 2006, the Company applied APB Opinion 25 and related Interpretations in accounting for the Stock Option Plan. Accordingly, no compensation cost had been recognized. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                    Three-Months Ended    Nine-Months Ended
                                                       June 30, 2006        June 30, 2006
                                                    ------------------    -----------------
                                                     (in thousands, except per share data)

Net income (loss)                    As reported             $88                 $(22)
                                     Pro forma               $87                 $(25)

Basic earnings (loss) per share      As reported           $0.06               $(0.01)
                                     Pro forma             $0.06               $(0.01)

Diluted earnings (loss) per share    As reported           $0.06               $(0.01)
                                     Pro forma             $0.06               $(0.01)

      4)    Pension Plan

      The Bank provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis, and are fully vested after three years of service.

      The components of net periodic pension cost are as follows:


(Dollars in thousands)        Three-months ended June 30,      Nine-months ended June 30,
                              ---------------------------      --------------------------
                                   2007          2006             2007           2006
                              ---------------------------      --------------------------
Service cost                       $ 60          $ 54             $ 179          $ 161
Interest cost                        44            43               130            131
Expected return on assets           (58)          (54)             (173)          (161)
Transition obligation                 1             1                 2              2
Actuarial gain                       (4)           (2)              (12)            (6)
                              ---------------------------      --------------------------
                                   $ 43          $ 42             $ 126          $ 127
                              ===========================      ==========================

      5)    Recent accounting pronouncements

      On February 15, 2007, the Financial Accounting Standards Board issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Statement No. 159 is effective for the Company's 2009 fiscal year, with early adoption permitted for the Company's 2008 fiscal year, provided that the Company also adopts Statement No. 157 for fiscal 2008. Management is currently evaluating the potential impacts of adopting Statement No. 159 on its consolidated financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

      The following discussion compares the financial condition of the Company and its wholly-owned subsidiary, the Bank, at June 30, 2007 and September 30, 2006, and the results of operations for three and nine-months ended June 30, 2007, compared to the same periods in 2006. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes that are included within this report.

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

Comparison of Financial Condition at June 30, 2007 and September 30, 2006

      The Company's total assets decreased by $2.9 million, or 0.9%, to $298.1 million at June 30, 2007 from $301.0 million at September 30, 2006, primarily as a result of a decrease in securities available for sale and net loans, offset to a lesser extent by an increase in short-term investments and federal funds sold. Securities available for sale decreased by $8.8 million, or 14.2%, to $53.6 millions from $62.4 million, primarily due to calls and maturities of government-sponsored enterprise obligations and regularly scheduled payments on mortgage-backed securities. As a result, short-term investments and federal funds sold increased by $8.6 million at June 30, 2007 as the Company works to reinvest the cash inflows. Additionally, net loans decreased by $4.4 million to $205.4 million at June 30, 2007 from $209.7 million at September 30, 2006. Within the loan portfolio, commercial loans increased by $3.5 million from September 30, 2006 to June 30, 2007 and residential real estate and home equity lines-of-credit decreased by $7.9 million for the same period. Deposits increased by $1.5 million to $212.8 million at June 30, 2007 from $211.3 million at September 30, 2006, primarily in short-term certificates of deposit and checking accounts. Additionally, Federal Home Loan Bank ("FHLB") advances decreased by $4.0 million, or 7.0%,to $53.5 million at June 30, 2007 from $57.5 million at September 30, 2006. Total stockholders' equity declined by $1.7 million, to $26.7 million at June 30, 2007 from $28.4 million at September 30, 2006 primarily as a result of the net period loss of $1.7 million, the payment of $289 thousand in dividends to shareholders and the change in accumulated other comprehensive loss relating to the change in after-tax value in securities available for sale, partially offset by $296 thousand from the exercise of stock options. The Company's securities consist primarily of interest-rate sensitive securities whose market value changes inversely with changes in market interest rates. At June 30, 2007, deferred income tax benefits associated with this market value decline were approximately $347 thousand.

Comparison of Operating Results for Three-Months Ended June 30, 2007 and 2006

      Net Loss: The Company reported a loss per share (dilutive) for three-months ended June 30, 2007 of $0.44 on a net loss of $702 thousand, as compared to earnings per share (dilutive) of $0.06 on a income of $88 thousand for three-months ended June 30, 2006. The Company's return on average assets was a negative 0.95% for three-months ended June 30, 2007 as compared to a positive 0.12% for three-months ended June 30, 2006.

      The net loss for three-months ended June 30, 2007 was primarily due to an increase in operating expenses and a decrease in net interest income. Operating expenses increased by $1.1 million, or 53.9%, to $3.0 million for three-months ended June 30, 2007 as compared to $2.0 million for three-months ended June 30, 2006. The increase was primarily due to increases in professional fees and other operating expenses related to the proposed merger with Assabet Valley Bancorp ("Assabet"). These increases were partially offset by a decrease in salary and employee benefits and occupancy and equipment expenses. Net interest income declined by $119 thousand, or 6.4%, to $1.7 million for three-months ended June 30, 2007 as compared to $1.9 million for three-months ended June 30, 2006, as the Bank continues to experience the effects of a relatively flat yield curve. As a result, the net interest rate spread, which represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, declined by 0.20%, to 2.10% for three-months ended June 30, 2007 as compared to 2.30% for three-months ended June 30, 2006. Primarily due to an increase in the rate of interest earned on investment securities and commercial loans, the yield on average interest-earning assets increased by 0.36%, to 5.53% for three-months ended June 30, 2007 from 5.17% for three-months ended June 30, 2006. However, the cost of average interest-bearing liabilities increased by 0.57%, to 3.43% for three-months ended June 30, 2007 from 2.86% for three-months ended June 30, 2006 and primarily reflects higher interest rates paid on certificate of deposit accounts and Federal Home Loan Bank advances. The yield curve challenged the Bank by limiting investment opportunities and returns. Compression of the net interest rate spread can be expected to result in lower net interest income and continued operating losses, until such time as the yield curve returns to a more normal, upward slope.

The Bank recorded a $30 thousand provision for loan losses for three-months ended June 30, 2007 as compared to no provision for loan losses for three-months ended June 30, 2006.

      The following schedule of net interest rate spread and net interest margin for the periods indicated is based upon average balances and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:

                                         ---------------------------------------
                                          Three-Months Ended
                                               June 30,
                                         --------------------        Increase
                                            2007         2006      (decrease)(7)
                                         ---------------------------------------
Interest-earning assets:
  Short-term investments (1)                5.32%        5.50%         -0.18%
  Investment securities (2)                 4.27%        3.92%          0.35%
  Loans (3)                                 5.88%        5.56%          0.32%
    Total interest-earning assets           5.53%        5.17%          0.36%

Interest-bearing liabilities:
  NOW accounts                              0.73%        0.15%          0.58%
  Savings accounts (4)                      1.15%        1.34%         -0.19%
  Money market deposit accounts             2.85%        3.34%         -0.49%
  Certificate of deposit accounts           4.78%        3.96%          0.82%
    Total interest-bearing deposits         3.12%        2.53%          0.59%
  Borrowed funds                            4.50%        4.15%          0.35%
    Total interest-bearing liabilities      3.43%        2.86%          0.57%

Net interest rate spread (5)(7)             2.10%        2.30%         -0.20%
Net interest margin (6)                     2.51%        2.65%         -0.14%

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

      Interest and Dividend Income: Interest and dividend income increased by $206 thousand, or 5.7%, to $3.8 million for three-months ended June 30, 2007 from $3.6 million for June 30, 2006. The increase was due to higher rates earned on average interest-earning assets. The average volume of interest-earning assets for three-months ended June 30, 2007 decreased to $276.1 million as compared to an average volume of $279.6 million for three-months ended June 30, 2006. The Bank's average interest rate earned on all interest-earning assets increased by 0.36%, to 5.53% for three-months ended June 30, 2007 from 5.17% for three-months ended June 30, 2006. The decrease in the average volume of interest-earning assets was the result of the Company paying down borrowings from the FHLB. The average balance of investment securities for three-months ended June 30, 2007 decreased to $55.9 million, earning 4.27% as compared to an average balance of $66.9 million, earning 3.92% for three-months ending June 30, 2006. The average balance of short-term investments for three-months ended June 30, 2007 increased to $13.6 million earning 5.32% as compared to an average balance of $3.6 million earning 5.50% for three-months ending June 30, 2006. The average balance of loans for three-months ended June 30, 2007, decreased slightly to $206.6 million earning 5.88%, as compared to an average balance of $209.1 million earning 5.56% for three-months ending June 30, 2006.

      Interest Expense: Total interest expense increased by $325 thousand, or 18.5%, to $2.1 million for three-months ended June 30, 2007 from $1.8 million for three-months ended June 30, 2006. The increase in interest expense was due to a combination of higher volumes certificate of deposit accounts and borrowings from the FHLB and an increase in the average rate of interest paid on certificates of deposit, NOW accounts and borrowings from the FHLB. The average volume of all interest-bearing liabilities (which includes interest-bearing deposits and borrowings) increased to $243.5 million, with a cost of 3.43%, for three-months ended June 30, 2007 as compared to $240.3 million, with a cost of 2.86%, for three-months ending June 30, 2006. The average volume of interest-bearing deposits increased to $190.0 million, with a cost of 3.12%, for three-months ended June 30, 2007 as compared to an average balance of $188.2 million, with a cost of 2.53%, for three-months ended June 30, 2006. Within the category of interest-bearing deposits, the average balance of certificate of deposit and NOW accounts increased by $6.0 million and $231 thousand respectively, while the average balance of savings and money market deposit accounts declined by $3.2 million and $1.2 million, respectively. The decrease in savings and money market deposit accounts was due to the relative attractiveness of and transfers to certificate of deposit accounts and alternative investments in the marketplace. During this period, the Bank utilized alternative sources of funds by increasing its borrowing from the FHLB. The average balance of borrowings increased to $53.5 million, with an average cost of 4.50%, for three-months ended June 30, 2007, as compared to an average balance of $52.1 million, with an average cost of 4.15%, for three-months ended June 30, 2006.

      Net Interest Income: Net interest income decreased by $119 thousand, or 6.4%, for three-months ended June 30, 2007, to $1.7 million compared to $1.9 million for three-months ended June 30, 2006. The decrease was attributed to the combination of an increase in interest expense of $325 thousand, offset, to a lesser extent, by an increase in interest and dividend income of $206 thousand. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, declined by 0.20% to 2.10% for three-months ended June 30, 2007 as compared to 2.30% for three-months ended June 30, 2006.

      Provision for Loan Losses: The Bank recorded a $30 thousand provision for loan losses for three-months ended June 30, 2007 compared to $0 for three-months ended June 30, 2006. The increase in the provision for loan losses is primarily due to the allowance for specific problem loans. Total loans at June 30, 2007 were $205.4 million, $209.7 million at September 30, 2006 and $209.5 million at June 30, 2006. It is the Bank's policy to provide valuation allowances for probable losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions in our market area. Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. As the Bank expands its commercial lending activities, management believes that growth in the allowance for loan losses may be likely. Additionally, while management believes it continues to have excellent loan quality, the Bank recognizes that it is located in a market and geographic area that is considered to be in the high technology and financial services belt and, most likely, the Bank's allowance for loan loss will reflect the relative health of these economic sectors. While management believes it's current level of allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance for loan losses.

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of mortgages and the sale of securities available for sale, and income from bank-owned life insurance ("BOLI"). Total other income declined by $1 thousand, or 0.5%, to $199 thousand for three-months ended June 30, 2007, from $200 thousand for three-months ended June 30, 2006. Income from customer service fees increased by $9 thousand, or 5.5%, to $172 thousand for three-months ended June 30, 2007 as compared to $163 thousand for three-months ended June 30, 2006, primarily due to an increase in fees associated with the sale of non-deposit investment products, offset to a lesser extent by a slight decrease in ATM usage fees. Miscellaneous income decreased by $10 thousand, or 27.0%, to $27 thousand for three-months ended June 30, 2007, from $37 thousand for three-months ended June 30, 2006, primarily from a decrease in mortgage servicing income recognized upon the servicing of mortgages sold in the secondary market and a decrease in income on BOLI.

      Operating Expenses: Three-months ended June 30, 2007 operating expenses increased by $1.1 million, or 53.9%, to $3.0 million, compared to $2.0 million for three-months ended June 30, 2006. Operating expenses as a percent of average assets were 4.07% for three-months ended June 30, 2007 as compared to 2.62% for three-months ended June 30, 2006. The primary reasons for the increase in operating expenses were due to professional and other operating expenses associated with the pending merger with Assabet, offset to a lesser extent by a decrease in salaries and employee benefits and occupancy and equipment expenses. Professional fees increased by $938 thousand to $1.1 million for three-months ended June 30, 2007 from $120 thousand for three-months ended June 30, 2006, primarily due to litigation, legal and other expenses related to the proposed merger with Assabet. Such litigation expenses do not reflect anticipated reimbursement from the Company's liability insurance carrier. Other general and administrative expenses increased by $232 thousand to $309 thousand for three-months ended June 30, 2007 as compared to $77 thousand for three-months ended June 30, 2006, due primarily to expenses related to the Company's annual meeting of shareholders. Salaries and employee benefit expenses declined by $142 thousand, or 11.6%, to $1.1 million for three-months ended June 30, 2007 as compared to $1.2 million for three-months ended June 30, 2006, due primarily to a reduction in director benefit expense and a decline in employee compensation. Occupancy and equipment expenses declined by $34 thousand, or 12.1%, to $248 thousand for three-months ended June 30, 2007 as compared to $282 thousand for three-months ended June 30, 2006, due to a reduction in maintenance expenses coupled with a decline in depreciation expense on equipment, still in operation, reaching their estimated useful life.

      Income Taxes: Loss before benefit for income taxes increased by $1.2 million, to a loss of $1.1 million for three-months ended June 30, 2007 as compared to net income of $88 thousand for three-months ended June 30, 2006. Primarily a result of this increased loss, the benefit for income taxes increased by $417 thousand, to a benefit of $417 thousand, for three-months ended June 30, 2007 as compared to $0 for three-months ended June 30, 2006.
The effective income tax rate was (37.3%) and 0.00% for three-months ended June 30, 2007 and three-months ended June 30, 2006, respectively. The lower effective tax rate was attributable to the loss before income taxes for three-months ended June 30, 2007, as compared to June 30, 2006, a reduced impact of tax benefit items such as tax-exempt income, life insurance income and dividends received deduction as a percentage of pre-tax income.

Comparison of Operating Results for Nine-Months Ended June 30, 2007 and 2006

      Net Loss: The Company reported a loss per share (dilutive) for nine-months ended June 30, 2007 of $1.06 on a net loss of $1.7 million, as compared to a loss per share (dilutive) of $0.01 on a net loss of $22 thousand for nine-months ended June 30, 2006. The Company's return on average assets was negative 0.75% for nine-months ended June 30, 2007 as compared to negative 0.01% for nine-months ended June 30, 2006.

      The increased net loss for nine-months ended June 30, 2007 was due primarily to an increase in operating expenses and a decrease in net interest income. For nine-months ended June 30, 2007, operating expenses increased by $1.7 million, or 25.3%, to $8.2 million, from $6.5 million for nine-months ended June 30, 2006. The primary reasons for the increase in operating expenses were due to increased professional fees and other operating expenses related to the pending merger with Assabet, offset to a lesser extent by a decline in occupancy and equipment and marketing expenses. Net interest income decreased by $524 thousand, or 9.1%, to $5.2 million, for nine-months ended June 30, 2007, as compared to $5.7 million for nine-months ended June 30, 2006, as the Bank continues to experience the effects of a relatively flat yield curve. The net interest rate spread declined by 0.29%, to 2.11% for nine-months ended June 30, 2007 as compared to 2.40% for nine-months ended June 30, 2006. Primarily due to an increase in the rate of interest earned on short-term investments, investment securities and commercial loans, the yield on average interest-earning assets increased by 0.37%, to 5.47% for nine-months ended June 30, 2007 from 5.10% for nine-months ended June 30, 2006. However, the cost of average interest-bearing liabilities increased by 0.66%, to 3.36% for nine-months ended June 30, 2007 from 2.70% for nine-months ended June 30, 2006 and primarily reflects higher interest rates paid on certificate of deposit accounts and FHLB advances. The Bank recorded a $90 thousand provision for loan losses for nine-months ended June 30, 2007 as compared to no provision for loan losses for nine-months ended June 30, 2006.

      The following schedule of the Bank's net interest rate spread and net interest margin for the periods indicated is based upon average balances and will aid in the subsequent discussion of interest and dividend income, interest expense and net interest income:

                                         ---------------------------------------
                                            Nine-months Ended
                                                 June 30,
                                         ----------------------       Increase
                                            2007         2006      (decrease)(7)
                                         ---------------------------------------
Interest-earning assets:
  Short-term investments (1)                5.09%        4.79%        0.30%
  Investment securities (2)                 4.33%        3.90%        0.43%
  Loans (3)                                 5.81%        5.49%        0.32%
    Total interest-earning assets           5.47%        5.10%        0.37%

Interest-bearing liabilities:
  NOW accounts                              0.53%        0.17%        0.36%
  Savings accounts (4)                      1.20%        1.37%       -0.17%
  Money market deposit accounts             3.06%        3.32%       -0.26%
  Certificate of deposit accounts           4.64%        3.65%        0.99%
    Total interest-bearing deposits         3.01%        2.31%        0.70%
  Borrowed funds                            4.54%        4.14%        0.40%
    Total interest-bearing liabilities      3.36%        2.70%        0.66%

Net interest rate spread (5)(7)             2.11%        2.40%       -0.29%
Net interest margin (6)                     2.50%        2.73%       -0.23%

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

      Interest and Dividend Income: Interest and dividend income increased by $686 thousand, or 6.4%, to $11.4 million for nine-months ended June 30, 2007 as compared to $10.7 million for nine-months ended June 30, 2006. Primarily due to an increase in the rate of interest earned on loans and investment securities, the yield on interest-earning assets increased by 0.37% to 5.47% for nine-months ended June 30, 2007 from 5.10% for nine-months ended June 30, 2006. The average volume of interest-earning assets for nine-months ended June 30, 2007 decreased to $277.2 million as compared to an average volume of $279.6 million for nine-months ended June 30, 2006. These funds were primarily used to fund deposit reductions. The average balance of loans for nine-months ended June 30, 2007, increased to $208.8 million earning 5.81%, as compared to an average balance of $208.1 million earning 5.49% for nine-months ending June 30, 2006. The average balance of short-term investments for nine-months ended June 30, 2007 increased to $9.7 million earning 5.09% as compared to an average balance of $3.6 million earning 4.79% for nine-months ending June 30, 2006. The higher yield reflects increases in short-term rates by the Federal Open Market Committee. The average balance of investment securities for nine-months ended June 30, 2007 decreased to $58.7 million, earning 4.33% as compared to an average balance of $67.8 million, earning 3.90% for nine-months ending June 30, 2006.

      Interest Expense: Total interest expense increased by $1.2 million, or 24.4%, to $6.2 million for nine-months ended June 30, 2007, from $5.0 million for nine-months ended June 30, 2006. The increase in interest expense was primarily due to a combination of higher volumes of money market deposit accounts, certificates of deposits, and borrowings from the FHLB and an increase in the average rate of interest paid on certificates of deposit and borrowings from the FHLB. The average volume of all interest-bearing liabilities decreased to $244.5 million, with a cost of 3.36%, for nine-months ended June 30, 2007 as compared to $245.1 million, with a cost of 2.70%, for nine-months ending June 30, 2006. Within this category of interest-bearing liabilities, the average volume of interest-bearing deposits decreased to $188.2 million, with a cost of 3.01%, for nine-months ended June 30, 2007 as compared to $193.0 million, with a cost of 2.31%, for nine-months ended June 30, 2006. Within the category of interest-bearing deposits, the average balance of money market deposit accounts and certificate of deposit accounts increased by $9.3 million and $15.9 million, respectively, while the average balance of savings and NOW accounts declined by $27.5 million and $2.5 million, respectively. The decrease in savings and NOW accounts was due to the relative attractiveness of certificate of deposit accounts, money market accounts and alternative investments in the marketplace. The average balance of borrowings increased by $4.2 million to $56.3 million, with an average cost of 4.54%, for nine-months ended June 30, 2007, as compared to an average balance of $52.1 million, with an average cost of 4.14%, for nine-months ended June 30, 2006. The increase in average borrowing from the FHLB helped fund the decline in average balances of interest-bearing deposits.

      Net Interest Income: Net interest income decreased by $524 thousand, or 9.1%, for nine-months ended June 30, 2007, to $5.2 million, as compared to $5.7 million for nine-months ended June 30, 2006. The decrease was primarily attributed to the combination of an increase in interest expense of $1.2 million, offset, to a lesser extent by an increase in interest and dividend income of $686 thousand. The Bank's net interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, decreased by 0.29%, to 2.11% for nine-months ended June 30, 2007 as compared to 2.40% for nine-months ending June 30, 2006.

      Provision for Loan Losses: The Bank recorded a $90 thousand provision for loan losses for nine-months ended June 30, 2007 compared to $0 for nine-months ended June 30, 2006. The increase in the provision for loan losses is due to an increase in the general reserves on commercial loans, as the balance increased by $3.5 million to $39.0 million for nine-months ended June 30, 2007, as well as a slight increase in the allowance related to specific problem loans. Total loans at June 30, 2007 were $205.4 million, $209.7 million at September 30, 2006 and $209.5 million at June 30, 2006. The Bank's policy regarding the provision for loan losses is discussed in the comparison of operating results for three-months ended June 30, 2007 and 2006 above.

      Other Income: Other income consists primarily of fee income for customer services, gains and losses from the sale of mortgages and the sale of securities available for sale, and income from BOLI. Total other income increased by $7 thousand, or 1.0%, to $694 thousand for nine-months ended June 30, 2007, from $687 thousand for nine-months ended June 30, 2006. During nine-months ended June 30, 2006, the Company sold fixed-rate mortgage loans, with servicing retained by the Bank, and recognized a pre-tax loss on the sale of $25 thousand. Miscellaneous income increased by $12 thousand, or 7.1%, to $180 thousand for nine-months ended June 30, 2007 as compared to $168 thousand for nine-months ended June 30, 2006 primarily as a result of increases in the cash surrender value on BOLI policies, income from the origination of Massachusetts Housing Loans, and the dividend on the Bank Insurance Fund Investment. Customer service fees decreased by $34 thousand, or 6.3%, to $510 thousand for the nine-months ended June 30, 2007 as compared to $544 thousand for nine-months ended June 30, 2006, primarily due to a decline in the prepayment fees on commercial loans and a slight decline in ATM usage fees.

      Operating Expenses: For nine-months ended June 30, 2007, operating expenses increased $1.7 million, or 25.3%, to $8.2 million, from $6.5 million for nine-months ended June 30, 2006. The primary reasons for the increase in operating expenses were due to increases in professional fees, salaries and employee benefits and data processing, offset, to a lesser extent, by declines in expenses relating to occupancy and equipment and marketing. Professional fees increased by $1.2 million, or 312%, to $1.6 million for nine-months ended June 30, 2007 as compared to $392 thousand for nine-months ended June 30, 2006, due primarily to litigation, legal and other expenses related to the pending merger with Assabet. Such litigation expenses do not reflect anticipated reimbursement from the Company's liability insurance carrier. Salaries and employee benefits increased by $421 thousand, or 11.6%, to $4.0 million for nine-months ended June 30, 2007 as compared to $3.6 million for nine-months ended June 30, 2006 primarily as a result of a bonus payment made to a senior executive and an accelerated recognition of certain director benefit expenses. As a result of a higher volume of services provided and anticipated conversion costs associated with the pending merger with Assabet, data processing expenses increased by $84 thousand, or 14.5%, to $664 thousand for nine-months ended June 30, 2007 as compared to $580 thousand for nine-months ended June 30, 2006. Occupancy and equipment expenses declined by $81 thousand, or 9.2%, to $801 thousand for nine-months ended June 30, 2007 as compared to $882 thousand for nine-months ended June 30, 2006, due to a reduction in maintenance expenses coupled with a decline in depreciation expense on equipment, still in operation, reaching their estimated useful life.

      Income Taxes: Loss before benefit for income taxes increased by $2.3 million, to a loss of $2.4 million for nine-months ended June 30, 2007 as compared to a loss of $95 thousand for nine-months ended June 30, 2006. Primarily a result of this increased loss, the benefit for income taxes increased by $603 thousand, to a benefit of $676 thousand, for nine-months ended June 30, 2007 as compared to a benefit of $73 thousand for nine-months ended June 30, 2006. The effective income tax rate was (28.7%) and (76.8%) for nine-months ended June 30, 2007 and nine-months ended June 30, 2006, respectively. The lower effective tax rate was attributable to the loss before income taxes for nine-months ended June 30, 2007, as compared to June 30, 2006, a reduced impact of tax benefit items such as tax-exempt income, life insurance income and dividends received deduction as a percentage of pre-tax income.

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

      Loan repayments and maturing securities are relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

      The Bank's primary investing activities are the origination of one- to four-family real estate and other loans and the purchase of securities. During nine-months ended June 30, 2007, the Bank originated loans of $24.7 million and experienced principal repayments on loans of $20.5 million. The Bank purchased securities of $13.1 million during nine-months ended June 30, 2007. Principal payments on mortgage-backed securities provided an additional $2.9 million and $19.1 million of securities matured or were called during nine-months ended June 30, 2007. During nine-months ended June 30, 2007 the Company experienced a net increase in deposits of $1.5 million. While savings account balances declined over the recent nine-months ended June 30, 2007, the Bank experienced an increase in money market accounts and certificates of deposit, as customers moved their funds into relatively higher earning deposit accounts.

      Certificate of deposit accounts scheduled to mature within one year were $80.5 million at June 30, 2007. Based on the Bank's historical deposit retention experience and current pricing strategy and enhanced product offerings, the Bank anticipates that a significant portion of these certificates of deposit will remain with the Bank. The Bank has certificate of deposit programs with flexible and competitive terms which it believes enhances deposit retention and attracts new depositors.

      The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank also periodically reviews liquidity information prepared by the Depositors Insurance Fund, the Federal Deposit Insurance Corporation and other available reports, which compare the Bank's liquidity with banks in the state and in its peer group. The Bank anticipates that it will have sufficient funds to meet its current funding commitments. At June 30, 2007, the Bank had $53.5 million in outstanding borrowing from the FHLB and, based upon estimated eligible collateral that could be pledged with the FHLB, the Bank had additional borrowing capacity of $46.2 million at June 30, 2007.

      At June 30, 2007, the Company's capital to assets ratio was 8.97% and it exceeded applicable regulatory capital requirements. Further, it does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On June 4, 2007, a purported class action (Philippe E. Gut and Gwen Pratt Gut v. Joseph F. MacDonough, et al.) relating to the Company's proposed merger with Assabet was filed against the Company, its directors, Westborough MHC, The Westborough Bank, Assabet Valley Bancorp and Hudson Savings Bank in Worcester County, Massachusetts, Superior Court.

Among other things, the complaint: (1) alleges breach of fiduciary duty and self dealing by the Company's directors in connection with approval of the Merger Agreement; (2) alleges aiding and abetting breach of fiduciary duty by Assabet Valley Bancorp and Hudson Savings Bank; (3) asks for declaratory judgment that the Merger Agreement is null, void and of no effect; (4) asks for declaratory judgment that the Company's directors violated their fiduciary duties in connection with approval of the Merger Agreement; (5) asks that the defendants be enjoined from taking steps to accomplish or implement the merger under the terms set forth in the Merger Agreement; and (6) asks for judgment that the action is a proper class action and that the plaintiffs are proper class representatives.

On August 9, 2007 a hearing on Plaintiffs' motion for preliminary injunction of the merger was held, and on August 14, 2007 the Massachusetts Superior Court issued an order denying Plaintiffs' motion in its entirety.

The Company continues to believe that the suit is without merit and intends to vigorously defend the suit.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-months ended June 30, 2007, the Company did not repurchase any of its common stock. In September 2000, the Massachusetts Division of Banks approved a share repurchase program which authorized the repurchase up to 79,069 shares. To, date no shares have been repurchased under this program.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Company's Shareholders was held on July 24, 2007 with the following matters being voted upon and with the indicated results:

1. Approval of the Agreement and Plan of Merger dated as of November 13, 2006 among Assabet Valley Bancorp, HudWest Financial Services, Inc., Hudson Savings Bank and Westborough Bancorp, MHC, Westborough Financial Services, Inc. and The Westborough Bank.

        --------------------------------------------------------------
              VOTES         VOTES                          BROKER
               FOR         AGAINST      ABSTENTIONS      NON-VOTES
               ---         -------      -----------      ---------
        --------------------------------------------------------------
            1,263,572      181,171         1,275          101,176
        --------------------------------------------------------------

2.      Election of Directors for terms expiring in 2010

        --------------------------------------------------------------
                 NOMINEE               VOTES FOR      VOTES WITHHELD
                 -------               ---------      --------------
        --------------------------------------------------------------
        Nancy M. Carlson               1,372,414          174,780
        --------------------------------------------------------------
        Benjamin H. Colonero, Jr.      1,375,014          172,180
        --------------------------------------------------------------
        Jeffrey B. Leland              1,372,601          174,593
        --------------------------------------------------------------
        Joseph F. MacDonough           1,374,659          172,535
        --------------------------------------------------------------

The following directors of the Company were not up for election at the annual meeting:

Terms expiring in 2008:    Edward S. Bilzerian, Paul F. McGrath, Charlotte C.
                           Spinney, Phyllis A. Stone and James E. Tashjian

Terms expiring in 2009:    James N. Ball, David E. Carlstrom, John L. Casagrande
                           and Robert A. Klugman

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

                                       Westborough Financial Services, Inc.

Date:  August 14, 2007                 By: /s/ Joseph F. MacDonough
                                           -------------------------------------
                                           President and Chief Executive Officer

Date:  August 14, 2007                 By: /s/ John L. Casagrande
                                           -------------------------------------
                                           Senior Vice-President, Chief
                                           Financial Officer, Treasurer
                                           and Clerk